Form 10QSB
period 2003-03-31
SUPERIOR OIL & GAS CO
filed 2004-03-08
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                            Superior Oil and Gas Co.
             (Exact name of registrant as specified in its charter)

     NEVADA                        000-50173                        87-0537621
--------------              ------------------------              -------------
  (state of                 (Commission File Number)              (IRS Employer
incorporation)                                                     I.D. Number)

                            14910 Northwest 36 Street
                                Yukon, OK 73099
                                  405-350-0404
            -------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As  of  March  31,  2003, there were 8,274,464 shares of the Registrant's Common
Stock,  par  value  $0.001  per  share,  outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements
                                                                            PAGE
                                                                            ----

Balance  Sheets  March  31,  2003 (unaudited)                                  3
Statements  of  Operations  March  31,  2003  and
     March  31,  2002  (unaudited)                                             4
Statements  of  Cash  Flows  for  the  Three  Months  Ended
     March  31,  2003  and  March  31,  2002  (unaudited)                      5
Notes to Financial Statements March 31, 2003 and 2002 (unaudited)              6

                          Superior Oil and Gas Company
                                  Balance Sheet
                                 March 31, 2003
                                  (unaudited)


                                                                     March 31,
                                                                       2003
                                                                   -----------
                                     Assets
Assets                                                             $         -
                                                                   ===========


                      Liabilities and Shareholders' Equity

Current  liabilities                                                    33,865

Other  liabilities
  Legal  judgment                                                      454,651
                                                                   -----------
  Total  liabilities                                                   488,516
                                                                   -----------

Shareholders'  Equity
  Common  stock,  $0.001  par  value,
  200,000,000  shares  authorized  8,274,464
  shares  outstanding  at  March  31,  2003                              8,274
Additional  paid-in  capital                                           516,100
Accumulated  deficit                                                (1,012,890)
                                                                   -----------

  Total  shareholders'  equity                                        (488,516)
                                                                   -----------

Total  liabilities  and  shareholders'  equity                     $         -
                                                                   ===========

     See  Accompanying  Notes  to  Financial  Statements

                          Superior Oil and Gas Company
                            Statements of Operations
                                 March 31, 2003
                                  (unaudited)

                                                           2003         2002
                                                      -----------   -----------
Revenue                                               $         -   $         -
                                                      -----------   -----------

Operating  Expenses
  Office                                                      966           304
  Consulting                                                    -             -
  Judgment                                                  8,442         8,442
                                                      -----------   -----------
                                                            9,408         8,746
                                                      -----------   -----------

Loss before income taxes                                   (9,408)       (8,746)

Income tax expense (benefit)                                    -             -
                                                      -----------   -----------

Net loss                                              $    (9,408)  $    (8,746)
                                                      ===========   ===========

Loss  per  Share:
  Weighted average shares outstanding                   8,274,464     6,274,464
                                                      ===========   ===========

  Earnings (loss) per share                              (nil)          (nil)
                                                      ===========   ===========


     See  Accompanying  Notes  to  Financial  Statements

                          Superior Oil and Gas Company
                            Statements of Cash Flows
          For the Three Months Ended March 31, 2003 and March 31, 2002
                                  (unaudited)


                                                           2003         2002
                                                      -----------   -----------

Cash  flows  from  operating  activities:
  Net  loss                                           $    (9,408)  $    (8,746)

Adjustment to reconcile net loss to net cash provided by (used) by operating activities:

Increase  (decrease)  in  liabilities:

  Accounts  payable                                         9,408         8,746
                                                      -----------   -----------

Net  cash  flows  from  operating  activities                   -             -

Cash flows from investing activities                            -             -

Cash flows from financing activities                            -             -
                                                      -----------   -----------

Decrease  in  cash                                              -             -

Cash beginning of year                                          -             -
                                                      -----------   -----------

Cash  end  of  period                                 $         -   $         -
                                                      ===========   ===========



     See  Accompanying  Notes  to  Financial  Statements

                          Superior Oil and Gas Company
                          Notes to Financial Statements
                            March 31, 2003 and 2002
                                  (unaudited)


Note  1 - Organization
          ------------

          Superior Oil and Gas, Co. (the Company) was incorporated on February 22, 1989, as a Utah corporation under the name Western States Resources, Inc. On March 31, 1997, the Company was merged with another company, Western States Resources US, Inc. (a Nevada corporation) under the pooling of interests method and immediately changed its name to Red River Resources, Inc. On June 4, 1997, the Company changed its name to Superior Oil and Gas, Co. The purpose of the Company has been to engage in the development of oil and gas properties.


Note  2 - Summary  of  Significant  Accounting  Policies
          ----------------------------------------------

          Method  of  accounting:

          The Company recognizes income and expenses based on the accrual method of accounting.

          Earnings  per  share:

          Earnings (loss) per share amounts are computed on the weighted average number of shares actually outstanding.

          Cash  and  cash  equivalents:

          For purposes of reporting cash flows, the Company considers cash in checking accounts, savings accounts and certificates of deposit to be cash equivalents.

          Use  of  estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities disclosed at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Fixed  assets:

          The Company records all purchases of fixed assets and oil and gas leases at cost.

                          Superior Oil and Gas Company
                          Notes to Financial Statements
                            March 31, 2003 and 2002
                                  (unaudited)


          Income  taxes:

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.

          The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Note  3 - Related  Party  Transactions
          ----------------------------

          During 1999 and a portion of 2000 the Company held an assignment of a working interest in oil and gas leases from a related party company. During this time period the Company also absorbed and paid operating costs to the related party company for its interest percentage in the leases.

          In February 2000 the Board of Directors of the Company elected to return to the related party all of the Company's working interest in the oil and gas leases, in consideration for the cancellation of a payable due the related party company. The payable due the related party company was the result of the Company's inability to keep current with the interest percentage of the operating costs associated with the leases. The related company is majority owned and controlled by a majority shareholder of the Company.

          The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures, which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolutions of such conflicts.

          The Company shares office facilities with a related party company, but is not obligated to pay rent to the related party company.

                          Superior Oil and Gas Company
                          Notes to Financial Statements
                            March 31, 2003 and 2002
                                  (unaudited)


Note  4 - Income  Taxes
          -------------

          As of March 31, 2003 and December 31, 2002 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years, which may or may not be realized, which would be dependant on future earnings, which are currently uncertain.

Note  5 - Going  Concern
          --------------

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 3, the Company has relinquished all income generating assets and currently has a $454,651 judgment filed against the Company. The judgment will continue to accrue interest at 10% per year. The Company is currently unable to pay any of the judgment amount filed against it. This judgment has also been filed against four other related party companies. Management is still unclear as to what steps it needs to implement in regards to acquiring any new interests in the oil and gas industry or developing other forms of working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note  6 - Earnings  per  Share
          --------------------

          The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income
          (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended March 31, 2003 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

     Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties are discussed in the Risk Factors section of our Annual Report on Form 10-KSB. Copies of that filing may be obtained by contacting Gayla McCoy of our company at 14910 Northwest 36 Street, Yukon, OK 73099, telephone (405) 350-0404.

Plan  of  Operations  for  the  Next  Twelve  Months

     Our current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no assets and total liabilities of $488,516.

     We propose to carry out our plan of business as discussed above. We cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity which we may eventually acquire.

     For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need  for  Additional  Financing
--------------------------------

     We do not have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Due to our recurring losses and stockholders' deficiency, there can be no assurance that we will be able to obtain the additional funds, which may impact our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue operations as a going concern. In the event we are able to complete a business combination during this period, the lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Item  3.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

                          PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

     We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel

Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy's BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2003, the amount of the judgment including interest was $454,651 with interest accruing in the quarterly amount of $8,442.

     Daniel Lloyd, McCoy Energy Co. and Big Daddy's BBQ Sauce & Spices Co. are also judgment debtors in this litigation, each to the same extent and in the same amount as our company. Daniel Lloyd is the chief executive officer, chief financial officer and a director of our company. McCoy Energy Co. is under the control of Gayla McCoy, the secretary and treasurer of our company. Big Daddy's BBQ Sauce & Spices Co. is under the control of Mr. Lloyd and Ms. McCoy.




Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit       Description

     3(i)          Articles  of  Incorporation                            *
     3(ii)         Bylaws                                                 *
     16            Letter on Change in Certifying Accountant              *
     31            Certification  of  Chief  Executive Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.1          Certification  of Chief Financial Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32            Certification  of  Chief  Executive Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.1          Certification  of Chief Financial Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

(b)     Forms  8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  March  3,  2004                  Superior  Oil  and  Gas  Co.


                                        By:/s/  Daniel  Lloyd
                                           -------------------------------------
                                           Daniel  Lloyd,  President

                             Superior Oil & Gas Co.
                          Commission File No. 000-50173

                                  Form 10-QSB
                  For the quarterly period ended March 31, 2003


                                Index to Exhibits


     The  following  exhibits  are filed with this Form 10-QSB Quarterly Report:

     Exhibit       Description

     3(i)          Articles  of  Incorporation                            *
     3(ii)         Bylaws                                                 *
     16            Letter on Change in Certifying Accountant              *
     31            Certification  of  Chief  Executive Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.1          Certification  of Chief Financial Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32            Certification  of  Chief  Executive Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.1          Certification  of Chief Financial Officer
                   pursuant to 18 U.S.C. Section 1350,  as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.