Form 10QSB
period 2003-09-30
SUPERIOR OIL & GAS CO
filed 2004-03-08
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, there were 8,474,464 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements
                                                                            PAGE
                                                                            ----

Balance  Sheets  September 30,  2003  (unaudited)                              3
Statements  of  Operations  September 30,  2003  and
     September 30, 2002  (unaudited)                                           4
Statements  of  Cash  Flows  for  the  Nine  Months  Ended
     September  30,  2003  and  September  30,  2002  (unaudited)              5
Notes to Financial Statements September 30, 2003 and 2002 (unaudited)          6

                            Superior Oil and Gas Co.
                                  Balance Sheet
                               September 30, 2003
                                  (unaudited)

                                                                 September 30,
                                                                      2003
                                                                 -------------
                                     Assets

Assets                                                             $         -


                      Liabilities and Shareholders' Equity

Current liabilities                                                     34,800

Other  liabilities
  Legal judgment                                                       471,535
                                                                   -----------

  Total liabilities                                                    506,335
                                                                   -----------

Shareholders'  Equity
  Common  stock,  $0.001  par  value,
  200,000,000  shares  authorized  8,474,464
  shares outstanding at September 30, 2003                               8,474
Additional paid-in capital                                             516,100
Accumulated deficit                                                 (1,031,754)
                                                                   -----------

  Total shareholders' equity                                          (507,180)
                                                                   -----------

  Total liabilities and shareholders' equity                       $         -
                                                                   ===========


     See  Accompanying  Notes  to  Financial  Statements

                            Superior Oil and Gas Co.
                            Statements of Operations
                          September 30, 2003 and 2002
                                  (unaudited)


                                  Three Months                Nine Months
                               2003          2002          2003         2002
                           -----------   -----------   -----------   -----------
Revenue                    $         -   $         -   $         -   $         -
                           -----------   -----------   -----------   -----------

Operating  Expenses
  Office                           188           685         2,746         3,721
  Consulting                       200         2,000           200         2,000
  Judgment                       8,442         8,442        25,326        25,326
                           -----------   -----------   -----------   -----------
                                 8,830        11,127        28,272        31,047
                           -----------   -----------   -----------   -----------

Loss before income taxes        (8,830)      (11,127)      (28,272)      (31,047)

Income tax expense
  (benefit)                          -             -             -             -
                           -----------   -----------   -----------   -----------

Net loss                   $    (8,830)  $   (11,127)  $   (28,272)  $   (31,047)
                           ===========   ===========   ===========   ===========

Loss  per  Share:
  Weighted average
  shares outstanding         8,274,000     6,274,000     8,274,000     6,274,000
                           ===========   ===========   ===========   ===========

  Earnings (loss)
  per share                    (nil)         (nil)          (nil)        (nil)
                           ===========   ===========   ===========   ===========

     See  Accompanying  Notes  to  Financial  Statements

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002
                                  (unaudited)


                                                             2003        2002
                                                         ----------   ----------
Cash  flows  from  operating  activities:
  Net loss                                               $ (28,272)   $ (31,047)
                                                         ---------    ---------

Adjustment  to  reconcile  net  loss  to  net  cash
  provided  by  (used  by)  operating  activities:
  Common stock issued for expenses                             200        2,000

Increase  (decrease)  in  liabilities:
  Accounts payable                                          28,072       29,047
                                                         ---------    ---------

Net cash flows from operating activities                         -            -

Cash flows from investing activities                             -            -

Cash flows from financing activities                             -            -
                                                         ---------    ---------

Decrease in cash                                                 -            -

Cash beginning of year                                           -            -
                                                         ---------    ---------

Cash end of period                                       $       -    $       -
                                                         =========    =========


     See  Accompanying  Notes  to  Financial  Statements

                            Superior Oil and Gas Co.
                          Notes to Financial Statements
                          September 30, 2003 and 2002
                                  (unaudited)


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

                            Superior Oil and Gas Co.
                          Notes to Financial Statements
                          September 30, 2003 and 2002
                                  (unaudited)


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

          The Company also paid $200 to a related party for consulting fees in 2001. This payment was made through the issuance of 20,000 common shares of Superior Oil and Gas Co.

                            Superior Oil and Gas Co.
                          Notes to Financial Statements
                          September 30, 2003 and 2002
                                  (unaudited)


Note  4 - Income  Taxes
          -------------

          As of September 30, 2003, December 31, 2002 and 2001 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years, which may or may not be realized, which would be dependant on future earnings, which are currently uncertain.

Note  5 - Going  Concern
          --------------

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 3, the Company has relinquished all income generating assets and currently has a $412,440 judgment filed against the Company. The judgment will continue to accrue interest at 10% per year. The Company is currently unable to pay any of the judgment amount filed against it. This judgment has also been filed against four other related party companies. Management is still unclear as to what steps it needs to implement in regards to acquiring any new interests in the oil and gas industry or developing other forms of working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the nine-month period ended September 30, 2003 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no assets and total liabilities of $506,335.

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

                          PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

     We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel

Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy's BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2003, the amount of the judgment including interest was $471,535 with interest accruing in the quarterly amount of $8,442.

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

Date:  March  5,  2004                  Superior  Oil  and  Gas  Co.


                                        By:/s/  Daniel  Lloyd
                                           -------------------------------------
                                           Daniel  Lloyd,  President

                             Superior Oil & Gas Co.
                          Commission File No. 000-50173

                                  Form 10-QSB
                For the quarterly period ended September 30, 2003


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