Form 10KSB
period 2003-12-31
SUPERIOR OIL & GAS CO
filed 2004-04-08
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-50173

                            SUPERIOR OIL AND GAS CO.
                 (Name of small business issuer in its charter)

           Nevada                                            87-0537621
--------------------------                          ----------------------------
(state  of  incorporation)                          (IRS Employer  I.D.  Number)

                            14910 Northwest 36 Street
                                Yukon, OK 73099
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: 405-350-0404

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class:  None.

                Name of each exchange on which registered:  None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.001 par value
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $862,339 as of March 29, 2004.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 9, 2004: 8,474,464 shares of Common Stock, $0.001 par value.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item  1  Description  of  Business                                             1
         Business  Development                                                 1
         Business  of  Superior  Oil  and  Gas  Co.                            1
         Plan  of  Operations  for the Next Twelve Months                      1
           Investigation  and  Selection  of  Business  Opportunities          4
           Form  of  Acquisition                                               7
           Investment  Company  Act  and Other Regulation                      8
           Competition                                                         9
           No  Rights  of  Dissenting  Shareholders                            9
           No  Target  Candidates  for  Acquisition                            9
           Administrative  Offices                                             9
           Employees                                                          10
           Risk  Factors                                                      10

Item  2    Properties                                                         15

Item  3    Legal  Proceedings                                                 16

Item  4    Submission  of  Matters  to  a  Vote  of  Security  Holders        16

Item  5    Market for Common Equity  and Related Stockholder  Matters         16

Item  6    Management's Plan of Operations                                    17

Item  7    Financial Statements                                               18

Item  8    Changes  in  and  Disagreements  with  Accountants
           on  Accounting  and  Financial  Disclosure                         27

Item  9    Directors,  Executive  Officers,  Promoters  and
           Control  Persons; Compliance  with Section 16(a)
           of the Exchange Act                                                27

Item  10   Executive  Compensation                                            30

Item  11   Security  Ownership  of  Certain  Beneficial  Owners
           and Management                                                     30

Item  12   Certain  Relationships  and  Related  Transactions                 31

Item  13   Exhibits  and  Reports  on  Form  8-K                              32
           (a)     Exhibits                                                   32
           (b)     Reports  on  Form  8-K                                     33

Item  14   Controls  and Procedures                                           33

Signatures                                                                    34

ITEM  1.  DESCRIPTION  OF  BUSINESS.

                            DESCRIPTION OF BUSINESS

Business  Development

     Our company, Superior Oil and Gas Co., a Nevada corporation, has two predecessors in interest. On February 22, 1989 there was incorporated under the laws of the State of Utah a corporation named Western States Resources, Inc. On February 24, 1997 there was incorporated under the laws of the State of Nevada a corporation named Western States Resources US Inc. On March 31, 1997 these two corporations merged. The surviving corporation was the Nevada corporation, but it changed its name at the time of the merger to Red River Resources, Inc. On June 5, 1997 Red River Resources, Inc. changed its name to Superior Oil and Gas Co., the present name of this Nevada corporation.

     Our company was in the oil and gas exploration and development business. Our principal properties were two wells in Roger Mills County, Oklahoma, the Selby-Hooper 1-5 Well and the Selby-Hooper 2-4 Well. We devoted most of our resources to placing these two wells into production, but we were hampered by the need for a pipeline connection for our gas reserves and by litigation that extended for several years. On February 28, 2000 we surrendered our interest in the wells to an affiliated company, McCoy Energy Co., from whom we had acquired such interest but had never been able to pay for the interest. We have no commercial operations today, have no full-time employees and own no oil and gas interests or other property. We have debt of $515,804 as of December 31, 2003, of which all but $35,826 represents a legal judgment against our company in the amount of $337,686 that bears interest at the annual rate of ten percent from and after October 14, 1999. Our sole asset is our shareholder base, which may have value for some other company that seeks to create a public market for its securities.

Business  of  Superior  Oil  and  Gas  Co.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no assets and total liabilities of $515,804.

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

     At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. We are filing a Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," we may be more attractive to a private acquisition target because it may thereby be listed to trade its shares on the OTC Bulletin Board.

     It is anticipated that our officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given that no funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on Nasdaq SmallCap or a stock exchange (See "Investigation and Selection of Business Opportunities"). We anticipate that the business opportunities presented to us will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of our securities, any entity, which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of us would be issued by us or purchased from our current principal shareholders by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, none of our officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain of our principal shareholders could occur at a time when the other shareholders of the company remain subject to restrictions on the transfer of their shares.

     Depending upon the nature of the transaction, the current officers and directors of our company may resign management positions with the company in connection with our acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, our current management would not have any control over the conduct of the company's business following our combination with a business opportunity.

     It is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

     We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to such foregoing expectations, that a transaction with an affiliate would be in the best interests of the company and its stockholders, the company is in general permitted by Nevada law to enter into such a transaction if:

- The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

- The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

- The contract or transaction is fair as to the company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation  and  Selection  of  Business  Opportunities
----------------------------------------------------------

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems, which may exist, and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business opportunity with a newly organized firm or with a firm, which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of our officers, who are not professional business analysts. See "Management." Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we would agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

- Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

- Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

- Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the company to qualify for listing on an exchange or on a national automated securities quotation system, such as Nasdaq, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company Regulation of Penny Stocks."

- Capital requirements and anticipated availability of required funds, to be provided by the company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-    The  extent  to  which  the  business  opportunity  can  be  advanced;

- Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

- Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

- The cost of participation by the company as compared to the perceived tangible and intangible values and potential; and

- The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     In regard to the possibility that our shares would qualify for listing on Nasdaq SmallCap, the current standards include the requirements that the issuer of the securities that are sought to be listed have stockholders' equity of at least $5 million, a market capitalization of at least $50 million or net income of $750,000 in its latest fiscal year or two of the last three fiscal years. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the Nasdaq listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of our investigation, our executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the our limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing on Nasdaq or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

     Our  management  believes   that  various  types  of  potential  merger  or
acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates that have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with our company to be an attractive alternative.

     There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form  of  Acquisition
---------------------

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of our company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of our company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of our company with other corporations or forms of business organization, and although it is likely, there is no assurance that our company would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of the voting shares of the company following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that our company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

     We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, we anticipate that our company or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither our company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

     In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price that could not be achieved by individual shareholders at the time.

Investment  Company  Act  and  Other  Regulation
------------------------------------------------

     We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of "Investment Company." Consequently, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     Our plan of business may involve changes in its capital structure, management, control and business, especially if we consummate reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which we might acquire in exchange for our Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale.

     An  acquisition  made  by  us  may  be  in an industry that is regulated or
licensed  by  federal,  state   or  local  authorities.   Compliance  with  such
regulations  can  be  expected  to  be  a  time-consuming and expensive process.

Competition
-----------

     We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than our company and will therefore be in a better position than us to obtain access to attractive business opportunities. We also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than do we.

No  Rights  of  Dissenting  Shareholders
----------------------------------------

     We do not intend to provide our shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because the Nevada Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Nevada law.

No  Target  Candidates  for  Acquisition
----------------------------------------

     None of our company's officers, directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative  Offices
-----------------------

     We currently maintain a mailing address at 14910 Northwest 36 Street, Yukon, Oklahoma 73099, which is the office address of our president. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

Employees
---------

     We are a development stage company and currently have no employees. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of our officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk  Factors
-------------

     1. Conflicts of Interest. Certain conflicts of interest may exist between the company and its officers and directors. They have other business interests to which they devote their attention and may be expected to continue to do so, although management time should be devoted to the business of the company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the company. See "Management," and "Conflicts of Interest."

     It is anticipated that our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our officers may consider their own personal pecuniary benefit rather than the best interests of other company shareholders, and the other company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

     2. Judgment Debtor Status; Need For Financing. We have no funds and are a judgment debtor in a lawsuit to the extent of a judgment in the principal amount of $337,686 plus interest at an annual rate of ten percent from and after October 14, 1999. As of December 31, 2002, the judgment plus accrued interest amounted to $446,209. The existence of such judgment and our lack of funds may prevent us from taking advantage of any available business opportunities. Even if we should obtain funds sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. The ultimate success of the company may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us.

     3. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general.

terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to our company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the company in any market that might develop for them.

     Shareholders  should  be  aware  that, according to Securities and Exchange
Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the company's securities.

     4. Lack of Operating History. Superior Oil and Gas, Inc. was formed in February 1989 for the purpose of engaging in the business of oil and gas exploration and development. Due to our inability to obtain a pipeline connection for our natural gas reserves and to litigation concerning our oil and gas interests, we surrendered our oil and gas properties and decided to seek a new opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, our company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     5. No Assurance of Success or Profitability. There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the our common stock will be increased thereby.

     6. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to our company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1, "Description of Business."

     7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our lack of capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     8. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit to it. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

     9. Lack of Diversification. Because of our lack of financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

     10. Reliance upon Financial Statements. We generally will require audited financial statements from companies that we propose to acquire. Given cases where audited financials are not available, we will have to rely upon interim-period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that our company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of our securities.

     Moreover, we will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by us to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should our company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, we would be exposed to enforcement actions by the

Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for our company and its business. The imposition of administrative sanctions would subject our company to further adverse consequences.

     In addition, the lack of audited financial statements would prevent our securities from becoming eligible for listing on Nasdaq, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of our company. Without audited financial statements, we would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

     11. Other Regulation. An acquisition made by our company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of our company.

     12. Dependence upon Management; Limited Participation of Management. We currently have four individuals who are serving as our officers and directors on a part time basis. We will be heavily dependent upon their skills, talents, and abilities to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the company results in a delay in progress toward implementing our business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the company, they should critically assess the information concerning the company's officers and directors.

     13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the company in the future. In connection with the acquisition of a business opportunity, it is likely the current officers and directors of the company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the company.

     14. Indemnification of Officers and Directors. Nevada statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the company. The company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the company which it will be unable to recoup.

     15. Director's Liability Limited. Nevada Statutes exclude personal liability of its directors to the company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

     16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the company's president without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the company. In the event the president of the company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

     17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the company may be leveraged, i.e., the company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

     18. Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which the company may become interested.

     19. No Foreseeable Dividends. We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

     20. Loss of Control by Present Management and Stockholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the company. The result of such an acquisition would be that the acquired company's stockholders and management would control the resultant company, and our company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the company by our current shareholders. In addition, our major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

     21. "Pink Sheets" Public Market. Our common stock is quoted - but infrequently traded - in the "Pink Sheets," a medium for trading that does not provide a "real time" - that is, within 90 seconds of a transaction - record of transactions. No assurance can be given that we can qualify our common stock for trading on the OTC Bulletin Board, where a real-time record does exist, or other stock market. Until such time as we can satisfy a judgment against us in the principal amount of $337,686 plus ten percent interest from and after October 14, 1999, we anticipate that we will not be able to move our common stock from the Pink Sheets up to the OTC Bulletin Board. We can give no assurance that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If an active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

     22. Rule 144 Sales. Of the 6,274,464 shares of our common stock outstanding, 4,800,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

     23. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the company's securities to be a limited one.

     24. Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale of securities of "blank check" companies to residents so long as they remain without specific business companies. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the company is a shell company.

     In the event of a violation of state laws regarding resale of "blank check" shares the company could be liable for civil and criminal penalties which would be a substantial impairment to the Company.

ITEM  2.  PROPERTIES

     The Company has no property. We do not currently maintain an office or any other facilities. We currently maintain a mailing address at 14910 Northwest 36 Street, Yukon, Oklahoma 73099. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM  3.  LEGAL  PROCEEDINGS

     We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy's BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2002, the amount of the judgment including interest was $446,209 with interest accruing in the quarterly amount of $8,442.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS

     During the last three years, Superior Oil and Gas Co. sold shares of its Common Stock to the persons listed in the table below in transactions summarized as follows:

                                    Date of       No. of
             Person                Purchase       Shares     Consideration
     Lloyd's of America, Ltd.      03-28-00     3,600,000      (1)
     Gregory C. Webb               06-28-01        20,000      (2)
     Lloyd's of America, Ltd.      08-30-02     2,000,000      (3)
-----------------------

(1) Issued in exchange for consulting services in the amount of $36,000 with regard to the issuer's oil and gas properties. The president, a director and the controlling shareholder of Lloyd's of America, Ltd. is Daniel Lloyd, the chief executive officer, chief financial officer and a director of Superior Oil and Gas Co.

(2)  Issued  in  exchange  for  debt  of  $200.

(3) Issued in exchange for the provision of office space and clerical services valued at $20,000. The president, a director and the controlling shareholder of Lloyd's of America, Ltd. is Daniel Lloyd, the chief executive officer, chief financial officer and a director of Superior Oil and Gas Co.

     Each of the sales listed above was made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended and Regulation D as promulgated thereunder. Based upon subscription agreements completed by each of the subscribers, the Company had reasonable grounds to believe immediately prior to making an offer to the private investors, and did in fact believe, when such subscriptions were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. All purchasers represented they were accredited investors as that term is defined under Regulation D. The purchasers had access to pertinent information enabling them to ask informed questions. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, and stop-transfer instructions have been entered in the company's transfer records. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

ITEM  6.  MANAGEMENT'S  PLAN  OF  OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no assets and total liabilities of $515,804.

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

ITEM  7.  FINANCIAL  STATEMENTS
                                                                            Page
                                                                            ----
     Report  of  Independent  Auditors                                        19
     Balance  Sheets  at  December 31, 2003 and 2002                          20
     Statements  of  Operations  for  the  Years  Ended
          December  31, 2003  and  2002                                       21
     Statements  of  Cash  Flows  for  the  Years  Ended
          December  31,  2003  and  2002                                      22
     Statement  of  Stockholders'  Equity  for  the  Years  Ended
          December  31,  2003  and  2002                                      23
     Notes  to  Financial  Statements                                         24

                          Independent Auditor's Report


Board  of  Directors  and  Shareholders
Superior  Oil  &  Gas,  Co.

We have audited the accompanying balance sheets of Superior Oil & Gas Co. as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Superior Oil & Gas Co. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. However, as discussed in Note 5 to the financial statements there has been a judgment filed against the Company. Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment. Additionally as discussed in
Note 3 to the financial statements the Company surrendered the right to the working interest in oil and gas leases, which were all of the remaining assets of the Company, and therefore does not have any income producing assets at this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  Sutton  Robinson  Freeman  &  Co.,  P.C.

Sutton  Robinson  Freeman  &  Co.,  P.C.
Certified  Public  Accountants

Tulsa,  Oklahoma
February  16,  2004

                            SUPERIOR OIL AND GAS CO.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 and 2002



                                     ASSETS              2003          2002
                                                     -----------   ------------
Assets                                               $         -   $          -
                                                     ===========   ============


                      Liabilities and Shareholders' Equity

Current  liabilities                                      35,826         32,899

Other  liabilities
  Legal  judgment                                        479,978        446,209
                                                     -----------   ------------

      Total  liabilities                                 515,804        479,108
                                                     -----------   ------------

Shareholders'  Equity
  Common  stock,  $0.001  par  value,
  200,000,000  shares  authorized,  8,274,464
  shares  outstanding  at  December  31,  2002
  and  8,474,464  shares  outstanding  at
  December  31,2003                                        8,474          8,274
Additional  paid-in  capital                             516,100        516,100
Accumulated  deficit                                  (1,040,378)    (1,003,482)
                                                     -----------   ------------

      Total  shareholders'  equity                      (515,804)      (479,108)
                                                     -----------   ------------

      Total liabilities and shareholders' equity     $         -   $          -
                                                     ===========   ============






                 See Accompanying Notes to Financial Statements
                             See Accountants Report

                            SUPERIOR OIL AND GAS CO.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                         2003          2002
                                                     -----------   ------------
Revenue                                              $         -   $          -

Operating  Expenses
  Office                                                   2,927          7,076
  Consulting                                                 200          2,000
  Judgment                                                33,769         33,769
                                                     -----------   ------------
                                                          36,896         42,845
                                                     -----------   ------------

Loss  before  income  taxes                              (36,896)       (42,845)

Income tax expense (benefit)                                   -              -
                                                     -----------   ------------

Net  loss                                            $   (36,896)  $    (42,845)
                                                     ===========   ============


Loss  per  Share:
  Weighted  average  shares  outstanding               8,324,000      6,774,000
                                                     ===========   ============

  Loss  per  share                                       (nil)     $      (0.01)
                                                     ===========   ============








                 See Accompanying Notes to Financial Statements
                             See Accountants Report

                            SUPERIOR OIL AND GAS CO.
                            STATEMENTS of CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002



                                                         2003          2002
                                                     -----------   ------------
Cash  flows  from  operating  activities:

  Net loss                                           $   (36,896)  $   ($42,845)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

  Common  stock  issued  for  expenses                       200          2,000

Increase  (decrease)  in  liabilities:

  Accounts  payable                                       36,696         40,845
                                                     -----------   ------------

Net cash flows by operating activities                         -              -

Cash  flows  from  investing  activities                       -              -

Cash  flows  from  financing  activities                       -              -
                                                     -----------   ------------

Increase (decrease) in cash                                    -              -

Cash at beginning of year                                      -              -
                                                     -----------   ------------

Cash  at  end of year                                $         -   $          -
                                                     ===========   ============



                 See Accompanying Notes to Financial Statements
                             See Accountants Report

                            SUPERIOR OIL AND GAS CO.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                     Common
                                     Shares       Common     Paid-In    Accumulated
                                   Outstanding     Stock     Capital      Deficit        Totals
                                   -----------    -------    --------   ------------    ----------
Balance  December  31,  2001        6,274,464     $ 6,274    $516,100   $   (960,637)   $(438,263)

Common stock issued                 2,000,000       2,000           -              -        2,000

  Net  loss  for  the  year                 -           -           -        (42,845)     (42,845)
                                    ----------    -------    --------   ------------    ----------

Balance December 31, 2002           8,274,464       8,274    $516,100   $ (1,003,482)   $(479,108)

Common  stock  issued                 200,000         200           -              -          200

Net  loss  for  the  year                  -            -           -        (36,896)     (36,896)
                                    ----------    -------    --------   ------------    ----------

Balance  December  31,  2003        8,474,464     $ 8,474    $516,100   $ (1,040,378)   $(515,804)
                                    =========     =======    ========   ============    =========










                 See Accompanying Notes to Financial Statements
                             See Accountants Report

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

     The Company also paid $200 and $2,000 to a related party for consulting fees in 2001 and 2002 respectively. These payments were made through the issuance of 20,000 and 2,000,000 common shares of Superior Oil and Gas Co. in 2001 and 2002 respectively.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


Note  4  -  Income  Taxes
            -------------.

     As of December 31, 2003 and 2002 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years, which may or may not be realized which would be dependant on future earnings which are currently uncertain.

Note  5  -  Going  Concern
            --------------

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 3, the Company has relinquished all income generating assets and currently has a $446,209 judgment filed against the Company. The judgment will continue to accrue interest at 10% per year. The Company is currently unable to pay any of the judgment amount filed against it. This judgment has also been filed against four other related party companies. Management is still unclear as to what steps it needs to implement in regards to acquiring any new interests in the oil and gas industry or developing other forms of working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The directors and executive officers currently serving the company are as follows:

                                                      Held        Term
            Person                   Office           Since      Expires
     Daniel H. Lloyd, 59      Director, CEO, CFO      02-99       5-04
     Gayla McCoy, 50          Secretary, Treasurer    02-99       5-04
     Bill Sparks, 74          Director                02-97       5-04
     W.R. Lott III, 50        Director                02-97       5-04

     The directors named above will serve until the next annual meeting of the company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the company will devote such time to the company's affairs on an "as needed" basis, but less than 10 hours per month. As a result, the actual amount of time which they will devote to the company's affairs is unknown and is likely to vary substantially from month to month.

Biographical  Information
-------------------------

     Daniel H. Lloyd. Mr. Lloyd has been the principal owner and chief executive officer for the past 31 years of several oil and gas exploration and development companies, including Lloyds of America, Ltd, and Cactus Energy Company, and since 1998 has been the principal owner and chief executive officer of Big Daddy's BBQ Racing Co. and since 1999 as the principal owner and chief executive officer of Big Daddy's BBQ Sauce & Spices Co., affiliated companies based in Yukon, Oklahoma, whose principal businesses are the manufacturing and distribution of food products. In 1999 he became the chief executive officer and chief financial officer of Superior Oil and Gas Co. Mr. Lloyd devotes approximately five percent of his time to the affairs of Superior Oil and Gas Co.

     Gayla McCoy. Ms. McCoy has been employed since 1998 as the corporate secretary and treasurer of Big Daddy's BBQ Racing Co. and since 1999 as the corporate secretary and treasurer of Big Daddy's BBQ Sauce & Spices Co., affiliated companies based in Yukon, Oklahoma, whose principal businesses are the manufacturing and distribution of food products. She has also been employed since 1995 as the president of McCoy Energy Co. of Yukon, Oklahoma, an oil and gas exploration company. In 1999 she became the secretary and treasurer of Superior Oil and Gas Co. Ms. McCoy devotes approximately five percent of her time to the affairs of Superior Oil and Gas Co.

     Bill Sparks. Mr. Sparks is a geologist and has been employed since 1998 as the geologist of Blue Sky Oil Co. of Irving, Texas.

     W.R. Lott III. From 1992 to the present, Mr. Lott has been and still is the president of Lott Properties, a real estate company, and the vice president of Coats & Co., Inc., a mortgage company, both of Greenwood, Mississippi.

     Management will devote minimal time to the operations of the company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

     None of our officers or directors receives any compensation for their respective services rendered to the company, nor have they received such compensation until authorized by the board of directors, which is not expected to occur until the company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, we have no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the company for the benefit of its employees.

     It is possible that, after we should successfully consummate a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, we have adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the company's board of directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the company's board of directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the company's board of directors as a result of the inability of the board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the company. In the event we should consummate a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for his referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the company has no cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the company's business plan outlined herein.

     The company has adopted a policy that its affiliates and management shall not be issued further common shares of the company, except in the event discussed in the preceding paragraphs.

     While some of the our officers, directors and insider shareholders may have been involved in transactions involving "shell" corporations which are blank check or blind pool companies, none of them has been previously involved in establishing a blank check or blind pool company offering to be used in a shell transaction. A "blank check" company is a company which is formed without a specified business as its purpose. A "blind pool" company is a company which has raised money through a public or private offering for use to acquire an unspecified, undesignated business or company. Since 1991 when rules for "blind pools" were changed very few "blind pools" have been founded.

Conflicts  of  Interest
-----------------------

     The officers and directors of the company will not devote more than a portion of their time to the affairs of the company. There will be occasions when the time requirements of the company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

     The officers and directors of the company may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the company may in the future participate in business ventures which could be deemed to compete directly with the company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company's officers or directors are involved in the management of any firm with which the company transacts business. The company's board of directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the board of directors could elect to change this policy, the board of directors has no present intention to do so. In addition, if the company and other companies with which the company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the 1934 Act.

     The company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the company and the company's other shareholders, rather than their own personal pecuniary benefit.

     No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

     -    bankruptcy,

     - criminal proceedings (excluding traffic violations and other minor offenses), or

     - proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

     - Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange
          Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM  10. EXECUTIVE  COMPENSATION

     No officer or director has received any remuneration prior to the filing of this registration statement. Although there is no current plan in existence, it is possible that the company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities  and  completing a merger or acquisition transaction. See "Certain
Relationships and Related Transactions." The company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

ITEM  11. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the company. Also included are the shares held by all executive officers and directors as a group.

                                                                 Percent of
                                                                Outstanding
       Person                         No. of Shares               Shares
       ------                         -------------             ------------
Daniel  H.  Lloyd  (1)                 5,600,000                   54.5%
14910  NW  36  Street
Yukon,  OK  73099

Gayla  McCoy                                   0                      0
14910  NW  36  Street
Yukon,  OK  73099

Bill  Sparks                                   0                      0
1201  East  Britton  Road
Oklahoma  City,  OK  73131

W.R.  Lott  III                                0                      0
107  Fulton  Street
Greenwood,  MS  38935

Gary  Varnell                          1,202,508                   11.7%
12210  N.  Sara  Road
Yukon,  OK  73099

Officers  and  Directors               5,600,000                   54.5%
As  a  Group  (4  persons)
--------------------------

(1) These shares are registered in the name of Lloyds of America Ltd, an Oklahoma corporation under the control of Mr. Lloyd, the CEO, CFO and a director of our company.

ITEM  12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In 1999 we received from McCoy Energy Company - which is an affiliate of our company through the common control of it and our company by Gayla McCoy, an executive officer of both companies - an assignment of a part of its interest in certain oil and gas leases. Part of the consideration for the assignment was our obligation to pay McCoy Energy Company's share of the operating expense of the leases. We failed to do so, and in 2000 we reassigned to McCoy Energy Company our interest in the leases in exchange for the cancellation of the $98,627 debt owed to it by reason of such failure.

     No officer, director, or affiliate of the company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the company through security holdings, contracts, options, or otherwise.

     The company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the company is unable to predict whether or in what amount such a stock issuance might be made.

     Although there is no current plan in existence, it is possible that the company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

     The company maintains a mailing address at the office of its chief executive officer, Daniel Lloyd, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the company will establish and maintain an office after completion of a business combination.

     Although management has no current plans to cause the company to do so, it is possible that the company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM  13. EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

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

(b)     Reports  on  Form  8-K

     None

Item  14. Controls  and  Procedures

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

                                   SIGNATURES

     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April  1,  2004               SUPERIOR  OIL  AND  GAS  CO.


                                      By:/s/  Daniel  Lloyd
                                         ---------------------------------------
                                         Daniel  Lloyd,  President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATED:  April  1,  2004               /s/  Daniel  Lloyd
                                      ------------------------------------------
                                      Daniel Lloyd,  Chairman,  Chief  Executive
                                      Officer,  Chief  Financial  Officer
                                      and  Director



                                      /s/  Gayla  McCoy
DATED:  April  1,  2004               ------------------------------------------
                                      Gayla  McCoy,  Secretary-Treasurer



                                      /s/  Bill  Sparks
DATED:  April  1,  2004               ------------------------------------------
                                      Bill  Sparks,  Director



                                      /s/  W.R.  Lott  III
DATED:  April  1,  2004               ------------------------------------------
                                      W.R.  Lott  III,  Director

                             Superior Oil & Gas Co.
                          Commission File No. 000-50173

                                  Form 10-KSB
                      For the year ended December 31, 2003


                                Index to Exhibits


     The  following  exhibits  are  filed  with  this Form 10-KSB Annual Report:

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