Form 10QSB
period 2004-03-31
SUPERIOR OIL & GAS CO
filed 2004-05-19
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                            Superior Oil and Gas Co.
             (Exact name of registrant as specified in its charter)

    NEVADA                        000-50173                       87-0537621
    ------                        ---------                       ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As  of  May  18,  2004,  there  were 8,274,464 shares of the Registrant's Common
Stock,  par  value  $0.001  per  share,  outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes  [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements
                                                                            PAGE
                                                                            ----

Balance  Sheets  March  31,  2004  (unaudited)                                 3
Statements  of  Operations  March  31,  2004  and  March  31,
  2003  (unaudited)                                                            4
Statements  of  Cash  Flows  for  the  Three  Months  Ended
  March  31,  2004  and  March  31,  2003  (unaudited)                         5
Notes  to  Financial  Statements  March  31,  2004  and
  2003  (unaudited)                                                            6

                     Independent Accountant's Review Report


Board  of  Directors  and  Stockholders
Superior  Oil  and  Gas  Co.

We have reviewed the accompanying balance sheet of Superior Oil and Gas Co. (Company) as of March 31, 2004 and the related statements of income for the three months ended March 31, 2004 and 2003, and the statements of cash flows for the three months ended March 31, 2004 and 2003 in accordance with Statements on Standards for accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management

A review of interim financial statements consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We audited the December 31, 2003 financial statements for Superior Oil and Gas Co. and we expressed an unqualified opinion in our report dated February 16, 2004 but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, there has been a judgment filed against the Company. Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment. Additionally as discussed in
Note 3 to the financial statements the Company surrendered the right to the working interest in oil and gas leases, which were all of the remaining assets at this time. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/  Sutton  Robinson  Freeman  &  Co.

Sutton  Robinson  Freeman  &  Co.,  P.C.
Certified  Public  Accountants

Tulsa,  Oklahoma
May  19,  2004

                            SUPERIOR OIL and GAS CO.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)


                                                                     March 31,
                                                                       2004
                                                                  ------------
                                     Assets
Assets                                                            $           -
                                                                  =============

                      Liabilities and Shareholders' Equity

Current  liabilities                                                     48,450

Other  liabilities
     Legal  judgment                                                    488,420
                                                                  -------------

     Total  liabilities                                                 536,870
                                                                  -------------

Shareholders'  Equity
     Common  stock,  $0.001  par  value,
       200,000,000  shares  authorized  8,274,464
       shares  outstanding                                                8,474
     Additional  paid-in  capital                                       516,100
     Accumulated  deficit                                            (1,061,444)
                                                                  -------------
     Total  shareholders'  equity                                      (536,870)
                                                                  -------------

     Total  liabilities  and  shareholders'  equity               $           -
                                                                  =============


                 See Accompanying Notes to Financial Statements
                         See Accountant's Review Report

                            SUPERIOR OIL and GAS CO.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                                  (Unaudited)

                                                           2004          2003
                                                      -----------   -----------
Revenue                                               $         -   $         -

Operating  Expenses
     Office                                                12,624           966
     Judgment                                               8,442         8,442
                                                      -----------   -----------
                                                           21,066         9,408
                                                      -----------   -----------

Loss  before  income  taxes                               (21,066)       (9,408)

Income tax expense (benefit)                                    -             -
                                                      -----------   -----------

Net  loss                                             $   (21,066)  $    (9,408)
                                                      ===========   ===========

Loss  per  Share:
  Weighted average shares outstanding                   8,474,464     8,274,464
                                                                    ===========

Earnings (loss) per share                                  (nil)         (nil)
                                                      ===========   ==========


                 See Accompanying Notes to Financial Statements
                         See Accountant's Review Report

                            SUPERIOR OIL and GAS CO.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                                  (Unaudited)

                                                           2004          2003
                                                      -----------   -----------
Cash  flows  from  operating  activities:
     Net  loss                                        $   (21,066)  $    (9,408)

     Adjustment to reconcile net loss to net cash provided by (used) by operating activities:

     Increase  (decrease)  in  liabilities:

          Accounts  payable                                21,066         9,408
                                                      -----------   -----------

     Net cash flows from operating activities                   -             -

     Cash  flows  from  investing  activities                   -             -

     Cash  flows  from  financing  activities                   -             -
                                                      -----------   -----------

     Decrease  in  cash                                         -             -

     Cash beginnings of year                                    -             -
                                                      -----------   -----------

     Cash  end  of period                             $         -   $         -
                                                      ===========   ===========

                 See Accompanying Notes to Financial Statements
                          See Accountants Review Report

                          SUPERIOR OIL AND GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

Note  1  -  Organization

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

     The financial statements include all adjustments, which in the opinion of management, are necessary in order to make the statements not misleading.

     Fixed  assets:

     The Company records all purchases of fixed assets and oil and gas leases at cost.

                          SUPERIOR OIL AND GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)


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

                          SUPERIOR OIL AND GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2004 AND 2003
                                  (UNAUDITED)


Note  4  -  Income  Taxes

     As of March 31, 2004 and December 31, 2002 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years, which may or may not be realized, which would be dependant on future earnings, which are currently uncertain.

Note  5  -  Going  Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 3, the Company has relinquished all income generating assets and currently has a $488,420 judgment filed against the Company. The judgment will continue to accrue interest at 10% per year. The Company is currently unable to pay any of the judgment amount filed against it. This judgment has also been filed against four other related party companies. Management is still unclear as to what steps it needs to implement in regards to acquiring any new interests in the oil and gas industry or developing other forms of working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended March 31, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no assets and total liabilities of $536,870.

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

                          PART II - OTHER INFORMATION

Item  1.      Legal  Proceedings.

     We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy's BBQ Sauce &

Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2004, the amount of the judgment including interest was $488,420 with interest accruing in the quarterly amount of $8,442.

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

Date:  May  19,  2004                    Superior  Oil  and  Gas  Co.


                                         By:/s/  Daniel  Lloyd
                                            ------------------------------------
                                            Daniel  Lloyd,  President

                             Superior Oil & Gas Co.
                          Commission File No. 000-50173

                                  Form 10-QSB
                  For the quarterly period ended March 31, 2004


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