Form 10QSB
period 2004-06-30
SUPERIOR OIL & GAS CO
filed 2004-08-19
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Superior Oil and Gas Co.
(Exact name of registrant as specified in its charter)

NEVADA	000-50173	87-0537621
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

14910 Northwest 36 Street
Yukon, OK 73099
405-350-0404

(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 16, 2004, there were 9,924,464 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PAGE

Independent Accountant’s Review Report	4
Balance Sheets June 30, 2004 (unaudited)	5
Statements of Operations for the Three and Six Months
Ended June 30, 2004 and 2003 (unaudited)	6
Statements of Cash Flows for the Three and Six Months
Ended June 30, 2004 and June 30, 2003 (unaudited)	7
Notes to Financial Statements June 30, 2004 and 2003 (unaudited)	8

Independent Accountant’s Review Report

Board of Directors and Stockholders
Superior Oil and Gas Co.

We have reviewed the accompanying balance sheet of Superior Oil and Gas Co. (the “Company”) as of June 30, 2004 and the related statements of operations and the statements of cash flows for the three and six months ended June 30, 2004 and 2003 in accordance with Statements on Standards for accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company’s management

A review of interim financial statements consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The December 31, 2003 financial statements for Superior Oil and Gas Co. were audited by us and we expressed an unqualified opinion in our report dated February 16, 2004 but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, there has been a judgment filed against the Company. Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment. Additionally as discussed in Note 3 to the financial statements the Company surrendered the right to the working interest in oil and gas leases, which were the Company’s remaining assets at that time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
August 12, 2004

SUPERIOR OIL and GAS CO.
BALANCE SHEET
JUNE 30, 2004
(Unaudited)

June 30,
2004

Assets

Assets	$-

Liabilities and Shareholders' Equity

Current liabilities	51,552

Other liabilities
Legal judgment	496,862

Total liabilities	548,414

Shareholders' Equity
Common stock, $0.001 par value,
200,000,000 shares authorized 9,124,464
shares outstanding	9,124
Additional paid-in capital	580,450
Accumulated deficit	(1,137,988)

Total shareholders' equity	(548,414)

Total liabilities and shareholders' equity	$-

See Accompanying Notes to Financial Statements
See Accountant's Review Report

SUPERIOR OIL and GAS CO.
STATEMENTS OF OPERATIONS
FOR THE THREE and SIX MONTHS ENDED
JUNE 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003

Revenue	$-	$-	$-	$-

Operating Expenses
Office	3,102	1,592	15,726	2,558
Consulting	65,000	-	65,000	-
Judgment	8,442	8,442	16,884	16,884

	76,544	10,034	97,610	19,442

Loss before income taxes	(76,544)	(10,034)	(97,610)	(19,442)

Income tax expense (benefit)	-	-	-	-

Net loss	$(76,544)	$(10,034)	$(97,610)	$(19,442)

Loss per Share:
Weighted average shares outstanding	8,557,000	8,274,000	8,416,000	8,274,000

Earnings (loss) per share	$(0.01)	(nil )	$(0.01)	(nil )

See Accompanying Notes to Financial Statements
See Accountant's Review Report

SUPERIOR OIL and GAS CO.
STATEMENTS OF CASH FLOWS
FOR THE THREE and SIX MONTHS ENDED
JUNE 30, 2004 and 2003
(Unaudited)

	Three Months		Six Months
	2004	2003	2004	2003

Cash flows from operating activities:

Net loss	$(76,544)	$(9,408)	$(97,610)	$(19,442)

Adjustment to reconcile net loss to net cash
provided by (used) by operating activities:

Increase (decrease) in liabilities:

Accounts payable	11,544	9,408	32,610	19,442

Net cash flows from operating activities	(65,000)	-	(65,000)	-

Cash flows from investing activities:
Issuance of common stock	65,000	-	65,000	-

Cash flows from financing activities	-	-	-	-

Decrease in cash	-	-	-	-

Cash beginnings of year	-	-	-	-

Cash end of period	$-	$-	$-	$-

See Accompanying Notes to Financial Statements
See Accountants Review Report

Superior Oil and Gas Co.
Notes to Financial Statements
June 30, 2004 and 2004
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
June 30, 2004 and 2004
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

In February 2000 the Board of Directors of the Company elected to return to the related party all of the Company’s working interest in the oil and gas leases, in consideration for the cancellation of a payable due the related party company. The payable due the related party company was the result of the Company’s inability to keep current with the interest percentage of the operating costs associated with the leases. The related company is majority owned and controlled by a majority shareholder of the Company.

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

Superior Oil and Gas Co.
Notes to Financial Statements
June 30, 2004 and 2004
(unaudited)
Note 4 - Income Taxes

As of June 30, 2004 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years, which may or may not be realized, which would be dependant on future earnings, which are currently uncertain.

Note 5 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 3, the Company has relinquished all income generating assets and currently has a $496,862 judgment filed against the Company. The judgment will continue to accrue interest at 10% per year. The Company is currently unable to pay any of the judgment amount filed against it. This judgment has also been filed against four other related party companies. Management is still unclear as to what steps it needs to implement in regards to acquiring any new interests in the oil and gas industry or developing other forms of working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 6 - Earnings per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

Note 7 – Subsequent Event

On June 1, 2004 the Company announced the purchase of a 26,000-foot right-of-way in the Bureau of Land Management’s White River Resource Area of Rio Blanco County, Colorado. The right-of-way grants “the right to construct, operate, maintain and terminate a 4-inch, buried natural gas pipeline”. The transaction was not completed at June 30, 2004. Under the terms of the purchase the Company will issue 600,000 common shares of stock plus 5 additional shares for each dollar of revenue received from the operation of the pipeline until the purchase price equal 2,500,000 shares.

10

Superior Oil and Gas Co.
Notes to Financial Statements
June 30, 2004 and 2004
(unaudited)

Note 7 – Subsequent Event Continued)

On July 12, 2004 the Company acquired a 112-acre lease in Cooke County, Texas in exchange for 358,400 common shares of Company stock.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the six-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

In May 2004, we entered into an agreement to acquire a 50-foot wide and 26,000-foot long Bureau of Land Management right-of-way in the White River Resource Area of Rio Blanco County, Colorado. The purchase price for the right-of-way is 600,000 shares of common stock plus five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us “the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline.” The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.

On July 12, 2004 we acquired an oil and gas lease on a 112-acre tract in Cooke County, Texas in exchange for 358,400 shares of our common stock. The acreage offsets several gas wells producing from the Barnett Shale field. Subject to our acquiring the estimated $860,000 needed to drill, complete and equip a well, we plan to drill a well on our acreage during the third fiscal quarter of 2004. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.

Plan of Operation for the Next Twelve Months

Our current business plan is to seek, investigate, and, if warranted, acquire one or more oil, gas or related properties, and to pursue other activities intended to enhance shareholder value. The acquisition of a property or a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have assets consisting of oil and gas properties with a book value of $0 and total liabilities of $548,414.

We propose to carry out our plan of business as discussed above. We cannot predict to what extent our lack of liquidity and capital resources will impair the consummation of a purchase or whether we will incur further operating losses through any properties or business entity which we may eventually acquire.

For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating property acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Due to our recurring losses and stockholders’ deficiency, there can be no assurance that we will be able to obtain the additional funds, which may impact our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue operations as a going concern.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the company to allow it to develop its properties or cover its expenses as they may be incurred.

Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3.       Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of June 30, 2004, the amount of the judgment including interest was $496,862 with interest accruing in the quarterly amount of $8,442.

Daniel Lloyd, McCoy Energy Co. and Big Daddy’s BBQ Sauce & Spices Co. are also judgment debtors in this litigation, each to the same extent and in the same amount as our company. Daniel Lloyd is the chief executive officer, chief financial officer and a director of our company. McCoy Energy Co. is under the control of Gayla McCoy, the secretary and treasurer of our company. Big Daddy’s BBQ Sauce & Spices Co. is under the control of Mr. Lloyd and Ms. McCoy.

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

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

Superior Oil and Gas Co.

Date: August 18, 2004	By:	/s/ Daniel Lloyd
Daniel Lloyd
Chief Executive Officer

Superior Oil & Gas Co.
Commission File No. 000-50173

Form 10-QSB
For the quarterly period ended June 30 2004

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

1