Form 10QSB
period 2004-09-30
SUPERIOR OIL & GAS CO
filed 2004-11-19
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Superior Oil and Gas Co.
(Exact name of registrant as specified in its charter)

NEVADA (state of incorporation)	000-50173 (Commission File Number)	87-0537621 (IRS Employer I.D. Number)

14910 Northwest 36 Street
Yukon, OK 73099
405-350-0404
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 16, 2004, there were 10,205,714 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
PAGE

Balance Sheet September 30, 2004 (unaudited)	4
Statements of Operations for the Three and Nine Months
Ended September 30, 2004 and 2003 (unaudited)	5
Statements of Cash Flows for the Nine Months
Ended September 30, 2004 and September 30, 2003 (unaudited)	6
Notes to Financial Statements, September 30, 2004 and 2003 (unaudited)	7

Superior Oil and Gas Co.
Balance Sheet
September 30, 2004
(Unaudited)

September 30,
2004
Assets

Assets	$890

Liabilities and Shareholders' Equity

Current liabilities	79,211

Other liabilities
Legal judgment	505,304

Total liabilities	584,515

Shareholders' Equity
Common stock, $0.001 par value,
200,000,000 shares authorized 10,094,464
shares outstanding	10,094
Additional paid-in capital	627,980
Accumulated deficit	(1,221,699)

Total shareholders' equity	(583,625)

Total liabilities and shareholders' equity	$890

See Accompanying Notes to Financial Statements
See Accountant's Review Report

Superior Oil and Gas Co.
Statements of Operations
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003

Revenue	$-	$-	$-	$-

Operating Expenses
Office	27,769	188	43,495	2,746
Consulting	47,500	200	112,500	200
Judgment	8,442	8,442	25,326	25,326
	83,711	8,830	181,321	28,272

Loss before income taxes	(83,711)	(8,830)	(181,321)	(28,272)

Income tax expense (benefit)	-	-	-	-

Net loss	$(83,711)	$(8,830)	$(181,321)	$(28,272)

Loss per Share:
Weighted average shares outstanding	10,037,000	8,274,000	8,956,000	8,274,000

Earnings (loss) per share	$(0.01)	(nil )	$(0.01)	(nil )

See Accompanying Notes to Financial Statements
See Accountant's Review Report

Superior Oil and Gas Co.
Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months
	2004	2003

Cash flows from operating activities:

Net loss	$(181,321)	$(28,272)

Adjustment to reconcile net loss to net cash
provided by (used) by operating activities:

Common stock issued for expenses	113,500	200
Increase (decrease) in liabilities:

Accounts payable	68,711	28,072

Net cash flows from operating activities	890	-

Cash flows from investing activities:
Issuance of common stock	-	-

Cash flows from financing activities	-	-

Increase in cash	890	-

Cash, beginning of year	-	-

Cash, end of period	$890	$-

See Accompanying Notes to Financial Statements
See Accountants Review Report

Superior Oil and Gas Co. Notes to Financial Statements September 30, 2004 and 2003 (unaudited)

Note 1 - Organization

Superior Oil and Gas Co. (the Company) was incorporated on February 22, 1989, as a Utah corporation under the name Western States Resources, Inc. On March 31, 1997, the Company was merged with another company, Western States Resources US, Inc. (a Nevada corporation) under the pooling of interests method and immediately changed its name to Red River Resources, Inc. On June 4, 1997, the Company changed its name to Superior Oil and Gas Co. The purpose of the Company has been to engage in the development of oil and gas properties.

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

Superior Oil and Gas Co. Notes to Financial Statements September 30, 2004 and 2003 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)

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

In February 2000 the Board of Directors of the Company elected to return to the related party all of the Company’s working interest in the oil and gas leases in consideration for the cancellation of a payable due the related party company. The payable due the related party company was the result of the Company’s inability to keep current with the interest percentage of the operating costs associated with the leases. The related company is majority owned and controlled by the majority shareholder of the Company.

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

Superior Oil and Gas Co. Notes to Financial Statements September 30, 2004 and 2003 (unaudited)

Note 4 - Income Taxes

As of September 30, 2004 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years, which may or may not be realized, which would be dependent on future earnings, which are currently uncertain.

Note 5 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 3, the Company has relinquished all income generating assets and currently has a $505,304 judgment filed against it. The judgment will continue to accrue interest at 10% per year. The Company is currently unable to pay any of the judgment amount filed against it. This judgment has also been filed against three other related parties. Management is still unclear as to what steps it needs to implement in regards to acquiring any new interests in the oil and gas industry or developing other forms of working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 7 - Other

On September 24, 2004 the Company signed a letter of intent to acquire 100% of the outstanding stock of TDC Energy LLC a limited liability company organized under the laws of the state of Louisiana.

Item 2.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

In May 2004, we entered into an agreement to acquire a 50-foot wide and 26,000-foot long Bureau of Land Management right-of-way in the White River Resource Area of Rio Blanco County, Colorado. The purchase price for the right-of-way is 600,000 shares of common stock plus five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us "the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline." The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.

In October 2004 we signed a letter of intent to acquire all the outstanding capital stock of TDC Energy, Inc., a New Orleans- and Houston, Texas-based oil and gas exploration and development company. The purchase price to our company is $8 million in cash and 1 million shares of our common stock.

TDC Energy owns approximately 75,000 gross mineral acres with 23 producing oil and gas wells offshore Texas and Louisiana. An independent petroleum engineering firm, H.J. Gray & Associates, evaluated TDC Energy’s net proved producing and net proved non-producing oil and gas reserves, as of July 1, 2004, at $63,899,000 or, when future production is discounted to present date at a 10 percent discount rate, $52,127,000.

The producing wells are currently producing natural gas to TDC Energy’s net revenue interest at the rate of 14 million cubic feet a day.

Closing of the transaction is subject to Superior Oil and Gas Co.’s raising the funds needed to purchase the outstanding stock of TDC Energy. We do not have a committed source of these funds yet, and there is no assurance that we will be able to raise the necessary funds.

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have assets consisting of cash on hand of $890 and total liabilities of $584,515.

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

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•

any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2004, the amount of the judgment including interest was $505,304 with interest accruing in the quarterly amount of $8,442.

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

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Description

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
16	Letter on Change in Certifying Accountant	*
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

(b)   Forms 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Superior Oil and Gas Co.

Date: November 17, 2004	By:	/s/ Daniel Lloyd
Daniel Lloyd
Chief Executive Officer

Superior Oil & Gas Co.
Commission File No. 000-50173

Form 10-QSB
For the quarterly period ended September 30 2004

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