Form 10KSB
period 2004-12-31
SUPERIOR OIL & GAS CO
filed 2005-04-19
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Superior Oil and Gas Co.
(Exact name of registrant as specified in its charter)
Nevada (state of incorporation)	000-50173 (Commission File Number)	87--0537621 (IRS Employer I.D. Number)
14910 Northwest 36 Street
Yukon, OK 73099
(405) 350-0404
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $-0-

State the aggregate market value of the 8,274,464 voting and non-voting common equity held by non-affiliates computed by reference to the $0.45 average bid and asked price of such common equity, as of April 10, 2005: $3,723,509.

As of April 10, 2005, there were 16,960,714 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ii

iii

iv

ITEM 1.    DESCRIPTION OF BUSINESS.

Business Development.

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

Our company was in the oil and gas exploration and development business. Our principal properties were two wells in Roger Mills County, Oklahoma, the Selby-Hooper 1-5 Well and the Selby-Hooper 2-4 Well. We devoted most of our resources to placing these two wells into production, but we were hampered by the need for a pipeline connection for our gas reserves and by litigation that extended for several years. On February 28, 2000 we surrendered our interest in the wells to an affiliated company, McCoy Energy Co., from whom we had acquired such interest but had never been able to pay for the interest. We have no commercial operations today, have no full-time employees and own no oil and gas interests or other property. We have debt of $728,454 as of December 31, 2004, of which $144,707 represents accounts payable, $70,000 represents a note payable to an unrelated party and $513,747 represents a legal judgment against our company in the amount of $337,686 that bears interest at the annual rate of ten percent from and after October 14, 1999.

Business of Superior Oil and Gas Co.

Our business is to seek, investigate, and, if warranted, acquire one or more oil and gas properties or other businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

During 2004 and the first fiscal quarter of 2005 we entered into several agreements for the purchase of oil and gas properties and, in one instance the purchase of a company - EagleSpan Steel Structures, Inc. - that manufactures steel beams for the construction of large buildings with no obstructions between the walls, such as airplane hangers and sports arenas. All of the agreements for the purchase of oil and gas properties expired due either (1) to our inability to borrower the cash portion of the purchase price of the properties or (2) to our conclusion after due diligence efforts that the properties were not as valuable as represented by the sellers.

The contract with EagleSpan was closed on February 8, 2005 subject to EagleSpan’s providing audited financial statements within 45 days. EagleSpan failed to timely provide such financial statements and, when partially provided, disclosed material differences between the represented and the actual results of operations for each of 2003 and 2004. We rescinded the EagleSpan acquisition on April 15, 2005.

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

Employees

We have two full-time and no part-time employees.

ITEM 2.    DESCRIPTION OF PROPERTY.

The Company has no property. We do not currently maintain an office or any other facilities. We currently maintain a mailing address at 14910 Northwest 36 Street, Yukon, Oklahoma 73099. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.    LEGAL PROCEEDINGS.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2004, the amount of the judgment including interest was $513,747.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders of our company during 2004 through the solicitation of proxies or otherwise.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the stock symbol “SIOR.” The following sets forth the range of high and low bid information for the stock for the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period		High	Low

2003:
	1st Qtr	0	0
	2nd Qtr	0	0
	3rd Qtr	0	0
	4th Qtr	0	0

2004:
	1st Qtr	0	0
	2nd Qtr	0.30	0
	3rd Qtr	0.31	0.13
	4th Qtr	1.90	0.20

Holders

As of March 31, 2005 there were approximately 130 holders of record of our Common Stock.

Dividends

We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities.

During the last three years, Superior Oil and Gas Co. sold shares of its Common Stock to the persons listed in the table below in transactions summarized as follows:

Date of Purchase	Person	Number of Shares	Consideration

08-30-02	Lloyd’s of America, Ltd.	2,000,000	$2,000 worth of consulting services in 2002
08-29-03	Dequiolter Co., S.A.	200,000	$200 worth of consulting services in 2003
05-28-04	Darrell Smith	400,000	$1,800 worth of leasing services in 2002
05-28-04	Steve Smith	250,000	$1,125 worth of leasing services in 2002
07-14-04	James Morrison	700,000	$37,800 of financial consulting services 2002-2004
07-16-04	Michael Blume	100,000	$5,400 financial consulting services in 2004
08-30-04	Tom Jenkins	150,000	$8,100 worth of leasing services
08-30-04	Charles Brewer	200,000	$1,080 worth of field service work
10-11-04	Paul Gee	100,000	$21,000 fee for making $70,000 interest free loan to company
10-11-04	Charles Tibals	1,250	$525 cash
10-20-04	Coleman & Chanbers	10,000	$2,100 worth of attorney fees
12-21-04	William R. Lott III	250,000	$30,000 fee for past services as a consultant
12-21-04	Merideth H. Mims	150,000	$18,000 fee for past consulting services of Will Lott.
12-21-04	Kathryn L. Mims	150,000	$18,000 fee for past consulting services Will Lott
12-21-04	Ann Pryor Lott	300,000	$25,000 fee for past consulting services of Will Lott
12-21-04	Marilyn C. Kenan, Trustee	500,000	$60,000 worth of legal services by her spouse, Thomas J. Kenan
12-21-04	Sherie Adams	25,000	$3,000 of legal assistant services
12-21-04	Gayla McCoy	3,000,000	$360,000 of secretarial services and services as Secretary of the issuer from 1996 through 2004
12-21-04	Trent Walker	50,000	$6,000 for past consulting services
12-21-04	Sterling Group Holdings	50,000	$6,000 for past consulting services
12-21-04	Richard D. Hampton	500,000	$60,000 worth of legal services
12-21-04	Hiran Eastland	25,000	$3,000 worth of legal services
12-21-04	Troy Lomay	5,000	$600 for field service work
12-30-04	William R. Lott III	250,000	$30,000 for past services as a consultant

Each of the sales listed above was made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended and Regulation D as promulgated thereunder. Based upon subscription agreements completed by each of the subscribers, the Company had reasonable grounds to believe immediately prior to making an offer to the private investors, and did in fact believe, when such subscriptions were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. All purchasers represented they were accredited investors as that term is defined under Regulation D. The purchasers had access to pertinent information enabling them to ask informed questions. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, and stop-transfer instructions have been entered in the company's transfer records. All such sales were effected through officers of our company without the aid of underwriters, and no sales commissions were paid.

ITEM 6.    MANAGEMENT’S PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business acquisition or combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

At the present time we have identified several oil and gas properties that we hope to put under contract to purchase, but we have not reached any agreement or definitive understanding with any person concerning an acquisition.

   Although our expertise is in matters of oil and gas exploration, development and operation, we do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity, which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of us would be issued by us. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, none of our officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended.

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

•
The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

•
The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

•	The contract or transaction is fair as to the company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

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

The analysis of business opportunities will be undertaken by or under the supervision of our officers, who are not professional business analysts. See "Management." Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we would agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

•	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the company to qualify for listing on an exchange or on a national automated securities quotation system, such as Nasdaq, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See "Risk Factors - The Company Regulation of Penny Stocks."

•
Capital requirements and anticipated availability of required funds, to be provided by the company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the business opportunity can be advanced;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

•	The cost of participation by the company as compared to the perceived tangible and intangible values and potential; and

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that our shares would qualify for listing on Nasdaq SmallCap, the current standards include the requirements that the issuer of the securities that are sought to be listed have stockholders’ equity of at least $5 million, a market capitalization of at least $50 million or net income of $750,000 in its latest fiscal year or two of the last three fiscal years. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the Nasdaq listing criteria.

Form of Acquisition

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

Competition

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

Risk Factors

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

2.    Judgment Debtor Status; Need For Financing. We have no funds and are a judgment debtor in a lawsuit to the extent of a judgment in the principal amount of $337,686 plus interest at an annual rate of ten percent from and after October 14, 1999. As of December 31, 2004, the judgment plus accrued interest amounted to $513,747. The existence of such judgment and our lack of funds may prevent us from taking advantage of any available business opportunities. Even if we should obtain funds sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. The ultimate success of the company may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us.

3.    Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

21.    “Bulletin Board” Public Market. Our common stock is quoted on the OTC Bulletin Board. We can give no assurance that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

22.    Rule 144 Sales. Of the 16,960,714 shares of our common stock outstanding, 12,818,746 shares are “restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•
an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

Payments Due-by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	None	None	None	None	None
Capital Lease Obligations	None	None	None	None	None
Operating Lease Obligations	None	None	None	None	None
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	None	None	None	None	None

Total	None	None	None	None	None

ITEM 7.    FINANCIAL STATEMENTS.
Page

Report of Independent Registered Accounting Firm	18
Balance Sheets at December 31, 2004 and 2003	19
Statements of Operations for the Years Ended
December 31, 2004 and 2003	21
Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003	22
Statement of Changes in Stockholders’ Equity for the Years Ended
December 31, 2004 and 2003	23
Notes to Financial Statements	24

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Superior Oil & Gas, Co.

We have audited the accompanying balance sheets of Superior Oil & Gas Co. as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and changes in shareholders’ equity for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of Superior Oil & Gas Co. as of December 31, 2004 and 2003, and the results of its operations, changes in shareholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company is a judgment debtor in a case filed against the Company. Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment. Additionally the Company has experienced significant liquidity problems and has no capital resources or shareholders’ equity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.

Certified Public Accountants

Tulsa, Oklahoma
April 8, 2005

Superior Oil and Gas Co.
Balance Sheets
December 31, 2004 and 2003

ASSETS	2004	2003

Current Assets
Cash	$516	$-

Total Assets	$516	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$144,707	$35,826
Debtor judgment	513,747	479,978
Note payable	70,000	-

Total Liabilities	728,454	515,804

Shareholders' Equity
Common stock, $0.001 par value per share
200,000,000 shares authorized,
15,460,714 outstanding at December 31, 2004 and
8,474,4614 outstanding at December 31, 2003	15,461	8,474
Additional paid-in capital	1,218,643	516,100
Accumulated deficit	(1,962,042)	(1,040,378)

Total Shareholders' Equity	(727,938)	(515,804)

Total Liabilities and Shareholders' Equity	$516	$-

The accompanying notes are an integral part of these financial statements
19

Superior Oil and Gas Co.
Statements of Operations
For the Years ended 2004 and 2003

	2004	2003

Revenue	$-	$-

Operating Expenses
Administrative	178,890	2,927
Consulting	709,005	200
Judgment	33,769	33,769
	921,664	36,896

Loss before income taxes	(921,664)	(36,896)

Income tax expense (benefit)	-	-

Net loss	$(921,664)	$(36,896)

Loss per Share:
Weighted average shares outstanding	8,903,115	8,324,000
Loss per share	$(0.10)	$-

The accompanying notes are an integral part of these financial statements
20

Superior Oil and Gas Co.
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:

Net loss	$(921,664)	$(36,896)

Adjustment to reconcile net loss to net cash
provided by (used by operating activities):

Common stock issued for services	709,005	200

Increase (decrease) in accounts payable	142,650	36,696

Net cash provided (used) by operating activities	(70,009)	-

Cash flows from investing activities	-	-

Cash flows from financing activities
Increase in notes payable	70,000	-
Sale of common stock	525	-

	70,525	-

Increase (decrease) in cash	516	-

Cash at beginning of year	-	-

Cash at end of year	$516	$-

Non-cash activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements
21

Superior Oil and Gas Co.
Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2004 and 2003

	Common
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	Capital	Deficit	Totals

Balance, December 31, 2002	8,274,464	$8,274	$516,100	$(1,003,482)	$(479,108)

Common stock issued	200,000	200	-	-	200

Net loss for the year	-	-	-	(36,896)	(36,896)

Balance, December 31, 2003	8,474,464	$8,474	$516,100	$(1,040,378)	$(515,804)

Common stock issued:
For cash	1,250	1	524	-	525
For services	6,985,000	6,986	702,019	-	709,005

Net loss for the year	-	-	-	(921,664)	(921,664)

Balance, December 31, 2004	15,460,714	$15,461	$1,218,643	$(1,962,042)	$(727,938)

The accompanying notes are an integral part of these financial statements
22

Superior Oil and Gas Co. Notes to Financial Statements December 31, 2004 and 2003
Note 1 - Organization and Nature of Business

Superior Oil and Gas, Co. (the Company) was incorporated on February 22, 1989, as a Utah corporation as Western States Resources, Inc. On March 31, 1997, the Company was merged with Western States Resources US, Inc. (a Nevada corporation) and immediately changed its name to Red River Resources, Inc. On June 4, 1997, the Company changed its name to Superior Oil and Gas, Co. Previously, the Company has been engaged in the development of oil and gas properties.

Note 2 - Summary of Significant Accounting Policies

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Method of accounting:

The Company recognizes income and expenses based on the accrual method of accounting.

Cash and cash equivalents:

For purposes of the Statements of Cash Flows, cash in checking accounts, savings accounts, certificates of deposit, and short-term investments, which have a maturity of ninety days or less, are considered cash equivalents.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by using the straight-line method over the estimated useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. Major betterments and renewals that extend the useful life of the related asset are capitalized and depreciated over the asset’s remaining useful life.

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2004 and 2003

Note 2 -  Summary of Significant Accounting Policies (Continued)

Income taxes:

The Company accounts for income taxes based on Statements of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits are more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable, currently or in future years.

The principal temporary differences giving rise for the recognition of deferred tax liabilities and assets are the depreciation of property and equipment and the net operating losses. The deferred tax assets and liabilities represent the future income tax consequences of those differences.

Net Income (Loss) Per Share:

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period.

Reclassifications:

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or shareholders’ equity.

Note 3 - Income Taxes

As of December 31, 2004 and 2003 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2004 and 2003

Note 3 - Income Taxes (Continued)

expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

Note 4 - Notes Payable

Note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest payable by the issuance of 100,000 shares of common stock on October 20, 2004.

Note 5 - Common Stock Transactions

During the year ended December 31, 2004, the Company issued 3,360,000 common shares, primarily for consulting services. Additionally, the Company issued 525,000 shares in payment for legal services provided, 100,000 as additional interest on a note payable, and 3,000,000 to a related party for administrative services provided. The common shares are restricted under Section 144 and were valued from $0.015 to $0.40 per common share. The values were based upon the trading price at the time of issuance and discounted at seventy percent due to the restrictive nature of the shares.

Note 6 -  Earnings Per Share

	2004	2003

Primary earnings per share:
Common shares outstanding	15,461,714	8,474,464

Weighted average shares outstanding	8,903,115	8,324,000

Loss per share	$(0.10)	$-

Fully diluted earnings per share:
Common shares outstanding	15,460,014	8,474,464

Weighted average shares outstanding	8,903,115	8,324,000

Fully diluted loss per share	$(0.10)	$-

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2004 and 2003

Note 7- Related Party Transactions

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures, which also may require their time and attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolutions of such conflicts. A related company at no cost provides the Company’s office facilities.

Note 8 -  Going Concern Uncertainties

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2004, the amount of the judgment, including accrued interest was $513,747. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Management is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance shareholder value. The Company has experienced significant liquidity problems and has no capital resources or shareholders’ equity and therefore does not have capital sufficient to meet their capital needs during the next twelve months. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to obtain additional funds, which will impact the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 -  Proposed Business Combinations

EagleSpan Steel Structures, Inc.:

On December 17, 2004 Superior Oil and Gas Co. (“Superior”) entered into an agreement with EagleSpan Steel Structures, Inc. of Loveland Colorado by which Superior agreed to purchase all the capital stock of EagleSpan for $6 million payable in cash and stock of Superior. On February 4, 2005 and again on February 9, 2005 the parties executed Amendment No. 1 and Amendment No. 2

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2004 and 2003

Note 9 -  Proposed Business Combinations (Continued)

to the December 17, 2004 Purchase Agreement, which amendments made material changes in the Purchase Agreement. The most material changes were in the amount and form of payment of the purchase price for all the capital stock of EagleSpan. The purchase price was revised to (1) a one-year, 6% interest promissory note in the principal amount of $3 million, one-half of the principal amount plus accrued interest of which is convertible by the holder into common stock of Superior at the conversion price of $1.00 a share, and (2) the loan by Superior to EagleSpan of 1.5 million restricted shares of Superior common stock which EagleSpan could use as additional collateral of EagleSpan bank debt that is guaranteed by Jerry Curtis, the president of EagleSpan.

The parties closed the purchase of all capital stock of EagleSpan by Superior on February 9, 2005. The closing was subject to the condition that EagleSpan, within 45 days after the closing, would provide audited financial statements for its fiscal years ended December 31, 2003 and 2004. Such financial statements were required to be filed with the SEC. However, after preliminary audit procedures were performed on the financial statements, the 2003 and 2004 results of operations indicated that the net income was materially less than what had been represented to Superior by EagleSpan, the difference being inaccurate application of Accounting Principals Generally Accepted in the United States of America.

For the above reasons, on April 15, 2005 Superior rescinded the Purchase Agreement. Each party is to return to the other party the consideration earlier provided pursuant to the agreement. There are no penalties to either party because of the termination of the Purchase Agreement.

Option to Purchase Oil and Gas Leases:

On January 5, 2005 Superior Oil and Gas Co. entered into an agreement with an unaffiliated party, Jones and Buck, a Kansas partnership ("Jones and Buck"), with regard to which agreement the principal terms and conditions are as follows:

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2004 and 2003

Note 9 -  Proposed Business Combinations (Continued)

Option to Purchase Oil and Gas Leases:

•
Superior purchased from Jones and Buck a 90-day option to acquire Jones and Bucks’ interest in 7,320 acres of oil and gas leases covering 5,560 producing acres and 1,760 non-producing acres in Chautauqua County, Kansas. There are 38 oil wells and 15 natural gas wells situated on the producing acreage.

•	The purchase price of the option was 100,000 shares of common stock of Superior.

•	The exercise price of the option, should it be exercised, is $3 million cash.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A.    CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers currently serving the company are as follows:

Person	Office	Held Since	Term Expires

Daniel H. Lloyd, 60	Director, CEO, CFO	02-99	5-05
Gayla McCoy, 51	Secretary, Treasurer	02-99	5-05
Bill Sparks, 75	Director	02-97	5-05
W.R. Lott III, 51	Director	02-97	5-05

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

Biographical Information

Daniel H. Lloyd. Mr. Lloyd has been the principal owner and chief executive officer for the past 31 years of several oil and gas exploration and development companies, including Lloyds of America, Ltd, and Cactus Energy Company, and since 1998 has been the principal owner and chief executive officer of Big Daddy’s BBQ Racing Co. and since 1999 as the principal owner and chief executive officer of Big Daddy’s BBQ Sauce & Spices Co., affiliated companies based in Yukon, Oklahoma, whose principal businesses are the manufacturing and distribution of food products. In 1999 he became the chief executive officer and chief financial officer of Superior Oil and Gas Co. Mr. Lloyd devotes 100 percent of his time to the affairs of Superior Oil and Gas Co.

Gayla McCoy. Ms. McCoy has been employed since 1998 as the corporate secretary and treasurer of Big Daddy’s BBQ Racing Co. and since 1999 as the corporate secretary and treasurer of Big Daddy’s BBQ Sauce & Spices Co., affiliated companies based in Yukon, Oklahoma, whose principal businesses are the manufacturing and distribution of food products. She has also been employed since 1995 as the president of McCoy Energy Co. of Yukon, Oklahoma, an oil and gas exploration company. In 1999 she became the secretary and treasurer of Superior Oil and Gas Co. Ms. McCoy devotes 100 percent of her time to the affairs of Superior Oil and Gas Co.

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

•	bankruptcy,

•	criminal proceedings (excluding traffic violations and other minor offenses), or

•	proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
	0	0	0
Daniel H. Lloyd	0	0	0
Gayla McCoy	0	0	0
Bill Sparks	0	0	0
W.R. Lott III	0	0	0

Audit Committee and Audit Committee Financial Expert

We have no audit committee. All directors serve as the audit committee. There is no audit committee financial expert. However, the directors have the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

ITEM 10.    EXECUTIVE COMPENSATION.

The following sets forth the remuneration received in the last three fiscal years by Daniel H. Lloyd, our president, and Gayla McCoy, our corporate secretary, in all capacities. No other officer or employee has received total remuneration of $100,000 or more in any of such years.

		Annual Compensation			Awards		Payout
Year	Name	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/ SARS(#)	LTIP Payouts	All Other Compensation
2004	Lloyd	0	0	0	0	0	0
2004	McCoy	0	0	0	$360,000	0	0
2003	Lloyd	0	0	0	$200	0	0
2002	Lloyd	0	0	0	$2,000	0	0

Stock Options. There are no outstanding stock options.

Employment Contracts.

We have no employment contracts.

Directors of the company receive no compensation for their services as directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of March 31, 2005, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

Person	No. of Shares	Percent of Outstanding Shares

Daniel H. Lloyd 14910 NW 36 Street Yukon, OK 73099	24,000	*
Gayla McCoy 14910 NW 36 Street Yukon, OK 73099	3,020,400	17.8%
Bill Sparks 1201 East Britton Road Oklahoma City, OK 73131	0	0
W.R. Lott III 107 Fulton Street Greenwood, MS 38935	1,108,096	6.5%
Lloyds of America 11108 NW 15 Street Yukon, OK 73099	4,514,904	26.6%

EagleSpan Steel Structures, Inc. 102 West 4th Street Loveland, CO 80537	1,500,000(1)	8.8%

Officers and Directors as a Group (4 persons)	4,152,496	24.5%

*	Less than 1 percent.

(1)	These shares are to be returned to Superior, because the Purchase Agreement between Superior and EagleSpan was rescinded on April 15, 2005.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the past two years, or proposed transactions, to which our company was or is to be a party, in which any director, executive officer, nominee for election as a director, a holder of more than five percent of our voting stock or any member of their immediate family had or is to have a direct or indirect material interest.

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

ITEM 13.    EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10	Purchase Agreement between EagleSpan Steel Structures, Inc. and Superior Oil and Gas Co.	**
10.1	Amendment No. 1 to Purchase Agreement (Superior Oil and Gas - EagleSpan Steel Structures)	***
10.2	Amendment No. 2 to Purchase Agreement (Superior Oil and Gas - EagleSpan Steel Structures)	***
10.3	Purchase and Sale Agreement (Superior - Jones & Buck)	++
10.4	Letter of April 15, 2005 rescinding the Purchase Agreement between Superior Oil and Gas Co. and EagleSpan Steel Structures, Inc.
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.
16	Letter on Change in Certifying Accountant	*
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

**	Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

***	Previously filed with Form 8-K, SEC #000-50173, on February 10, 2005.

++	Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended December 31, 2004	$9,364
Fiscal Year ended December 31, 2003	$ 845

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2004	$-0-
Fiscal Year ended December 31, 2003	$-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR OIL AND GAS CO.

Date: April 19, 2005	By:	/s/ Daniel Lloyd
Daniel Lloyd
President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 19, 2005	By:	/s/ Daniel Lloyd
Daniel Lloyd
Chairman, Chief Executive Officer
Chief Financial Officer and Director

Date: April 19, 2005	By:	/s/ Gayla McCoy
Gayla McCoy
Secretary-Treasurer

Date: April 19, 2005	By:	/s/ Bill Sparks
Bill Sparks
Director

Date: April 19, 2005	By:	/s/ W.R. Lott III
W.R. Lott
Director

EXHIBIT INDEX

FORM 10-KSB
For the fiscal year ended December 31, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10	Purchase Agreement between EagleSpan Steel Structures, Inc. and Superior Oil and Gas Co.	**
10.1	Amendment No. 1 to Purchase Agreement (Superior Oil and Gas - EagleSpan Steel Structures)	***
10.2	Amendment No. 2 to Purchase Agreement (Superior Oil and Gas - EagleSpan Steel Structures)	***
10.3	Purchase and Sale Agreement (Superior - Jones & Buck)	++
10.4	Letter of April 15, 2005 rescinding the Purchase Agreement between Superior Oil and Gas Co. and EagleSpan Steel Structures, Inc.
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.
16	Letter on Change in Certifying Accountant	*
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

**	Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

***	Previously filed with Form 8-K, SEC #000-50173, on February 10, 2005.
++	Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

2