Form 10QSB
period 2005-03-31
SUPERIOR OIL & GAS CO
filed 2005-05-20
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

As of May 12, 2005, there were 16,960,714 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities                              15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                            PAGE
                                                                            ----

Balance Sheets                                                                 4
Statements of Operations                                                       5
Statements of Cash Flows                                                       6
Notes to Financial Statements                                                  7

                            Superior Oil and Gas Co.
                                 Balance Sheets
                      March 31, 2005 and December 31, 2004
                                  (Unaudited)



                                                     March 31,     December 31,
                  ASSETS                               2005            2004
                                                   ------------    ------------

Current Assets
    Cash                                           $          8    $        516
                                                   ------------    ------------

Total Assets                                       $          8    $        516
                                                   ============    ============




LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                               $    176,490    $    144,707
    Note payable                                         70,000          70,000
                                                   ------------    ------------
                                                        246,490         214,707
Other liabilities
    Legal judgment                                      522,189            --
    Debtor judgment                                        --           513,747
                                                   ------------    ------------

    Total Liabilities                                   768,679         728,454
                                                   ------------    ------------

Shareholders' Equity
    Common stock, $0.001 par value per share
    200,000,000 shares authorized, 15,460,714
    outstanding at March 31, 2005 and
    15,460,714 outstanding at December 31, 2004          15,461          15,461
Additional paid-in capital                            1,234,435       1,218,643
Accumulated deficit                                  (2,018,567)     (1,962,042)
                                                   ------------    ------------

    Total Shareholders' Equity                         (768,671)       (727,938)
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $          8    $        516
                                                   ============    ============




See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            Superior Oil and Gas CO.
                            Statements of Operations
               For the Three months ended March 31, 2005 and 2004
                                  (Unaudited)



                                              Three           Three
                                           Months Ended    Months Ended
                                             March 31,       March 31,
                                               2005            2004
                                           ------------    ------------

Revenue                                    $       --      $       --
                                           ------------    ------------

Operating Expenses
     Administrative                              48,083          12,624
     Consulting                                    --
     Judgment                                     8,442           8,442
                                           ------------    ------------
                                                 56,525          21,066
                                           ------------    ------------

Loss before income taxes                        (56,525)        (21,066)

Income tax expense (benefit)                       --              --
                                           ------------    ------------

Net loss                                   $    (56,525)   $    (21,066)
                                           ============    ============


Loss per Share:
     Weighted average shares outstanding     15,460,714       8,474,464
                                           ============    ============
     Loss per share                            (nil)           (nil)
                                           ============    ============




See Accompanying Notes to Financial Statements
See Accountants' Review Report


                            Superior Oil and Gas CO.
                            Statements of Cash Flows
               For the Three months ended March 31, 2005 and 2004
                                  (Unaudited)



                                                       Three-            Three-
                                                    Months Ended      Months Ended
                                                   March 31, 2005    March 31, 2004
                                                   --------------    --------------
Cash flows from operating activities:

    Net loss                                       $      (56,525)   $      (21,066)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

    Common stock issued for services

    Increase (decrease) in accounts payable                40,226            21,066
                                                   --------------    --------------

Net cash provided (used) by operating activities          (16,299)             --
                                                   --------------    --------------

Cash flows from investing activities                       15,791              --
                                                   --------------    --------------

Cash flows from financing activities
    Increase in notes payable                                --                --
    Sale of common stock                                     --                --
                                                   --------------    --------------

                                                   --------------    --------------
                                                   --------------    --------------

Increase (decrease) in cash                                  (508)             --

Cash at beginning of period                                   516              --
                                                   --------------    --------------

Cash at end of period                              $            8    $         --
                                                   ==============    ==============

Non-cash activities:
    Cash paid for interest                         $         --      $         --
                                                   ==============    ==============
    Cash paid for income taxes                     $         --      $         --
                                                   ==============    ==============




See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            Superior Oil and Gas Co.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005



Note 1 -  Organization and Nature of Business
          -----------------------------------

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

Note 2 -  Summary of Significant Accounting Policies
          ------------------------------------------

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

          Property and Equipment:

          Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by using the straight-line method over the estimated useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. Major betterments and renewals that extend the useful life of the related asset are capitalized and depreciated over the asset's remaining useful life.

                            Superior Oil and Gas Co.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Note 2 -  Summary of Significant Accounting Policies (Continued)
          ------------------------------------------------------

          Income taxes:

          The Company accounts for income taxes based on Statements of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits are more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable, currently or in future years.

          The principal temporary differences giving rise for the recognition of deferred tax liabilities and assets are the depreciation of property and equipment and the net operating losses. The deferred tax assets and liabilities represent the future income tax consequences of those differences.

          Net Income (Loss) Per Share:

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share", and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period.

          Adjustments and Reclassifications:

          In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U.S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

                            Superior Oil and Gas Co.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Note 2 -  Summary of Significant Accounting Policies (Continued)
          ------------------------------------------------------

          Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or shareholders' equity.

Note 3 -  Income Taxes
          ------------

          As of March 31, 2004 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

Note 4 -  Notes Payable
          -------------

          Note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest payable by the issuance of 100,000 shares of common stock on October 20, 2004.

Note 5 -  Common Stock Transactions
          -------------------------

          During the period ended December 31, 2004, the Company issued 3,360,000 common shares, primarily for consulting services. Additionally, the Company issued 525,000 shares in payment for legal services provided, 100,000 as additional interest on a note payable, and 3,000,000 to a related party for administrative services provided. The common shares are restricted under Section 144 and were valued from $0.015 to $0.40 per common share. The values were based upon the trading price at the time of issuance and discounted at seventy percent due to the restrictive nature of the shares.

                            Superior Oil and Gas Co.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Note 6 -  Earnings Per Share
          ------------------


                                                         2005         2004
                                                      ----------   ----------

          Primary earnings per share:
          Common shares outstanding                   15,460,714    8,474,464
                                                      ==========   ==========

                Weighted average shares outstanding   15,460,714    8,474,464
                                                      ==========   ==========

                Loss per share                        $     --     $     --
                                                      ==========   ==========

          Fully diluted earnings per share:
                Common shares outstanding             15,460,714    8,474,464
                                                      ==========   ==========

                Weighted average shares outstanding   15,460,714    8,474,464
                                                      ==========   ==========

                Fully diluted loss per share                --           --
                                                      ==========   ==========


Note 7 -  Related Party Transactions
          --------------------------

          The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures, which also may require their time and attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolutions of such conflicts. A related company at no cost provides the Company's office facilities.

Note 8 -  Going Concern Uncertainties
          ---------------------------

          The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2005, the amount of the judgment, including accrued interest was $522,189. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Management is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance shareholder value. The Company has experienced significant liquidity problems and has no capital resources or shareholders' equity and therefore does not have capital sufficient to

                            Superior Oil and Gas Co.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Note 8 -  Going Concern Uncertainties (Continued)
          ---------------------------------------

          meet their capital needs during the next twelve months. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to obtain additional funds, which will impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 -  Proposed Business Combinations
          ------------------------------

          EagleSpan Steel Structures, Inc.:

          On December 17, 2004 Superior Oil and Gas Co. ("Superior") entered into an agreement with EagleSpan Steel Structures, Inc. of Loveland Colorado by which Superior agreed to purchase all the capital stock of EagleSpan for $6 million payable in cash and stock of Superior. On February 4, 2005 and again on February 9, 2005 the parties executed Amendment No. 1 and Amendment No. 2 to the December 17, 2004 Purchase Agreement, which amendments made material changes in the Purchase Agreement. The most material changes were in the amount and form of payment of the purchase price for all the capital stock of EagleSpan. The purchase price was revised to (1) a one-year, 6% interest promissory note in the principal amount of $3 million, one-half of the principal amount plus accrued interest of which is convertible by the holder into common stock of Superior at the conversion price of $1.00 a share, and (2) the loan by Superior to EagleSpan of 1.5 million restricted shares of Superior common stock which EagleSpan could use as additional collateral of EagleSpan bank debt that is guaranteed by Jerry Curtis, the president of EagleSpan.

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

                            Superior Oil and Gas Co.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

Note 9 -  Proposed Business Combinations (Continued)
          ------------------------------------------

          Option to Purchase Oil and Gas Leases:

          On January 5, 2005 Superior Oil and Gas Co. entered into an agreement with an unaffiliated party, Jones and Buck, a Kansas partnership ("Jones and Buck"), with regard to which agreement the principal terms and conditions are as follows:



               o Superior purchased from Jones and Buck a 90-day option to acquire Jones and Bucks' interest in 7,320 acres of oil and gas leases covering 5,560 producing acres and 1,760 non-producing acres in Chautauqua County, Kansas. There are 38 oil wells and 15 natural gas wells situated on the producing acreage.

               o The purchase price of the option was 100,000 shares of common stock of Superior.

               o The exercise price of the option, should it be exercised, is $3 million cash.

          The 60 day option expired on April 5, 2005 with no action taken.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended March 31, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have assets consisting of cash on hand of $8 and total liabilities of $768,679.

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

Need for Additional Financing
-----------------------------

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

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o    an obligation under a guarantee contract,
o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.


Item 3.   Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief
Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel
Lloyd,  McCoy Energy Co.,  Superior Oil and Gas Co., and Big Daddy's BBQ Sauce &
Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2005, the amount of the judgment including interest was $522,189 with interest accruing in the quarterly amount of $8,442.

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

Item 2.   Unregistered Sales of Equity Securities

     On February 9, 2005, pursuant to Regulation D, Rule 506, we issued 1,500,00 shares of common stock to Jerry W. Curtis as part of the consideration for the acquisition of EagleSpan Steel Structures, Inc. On April 15, 2005, we declared the acquisition agreement rescinded and demanded the return of the 1,500,000 shares. We have not yet received the return of the shares.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     3(i)       Articles of Incorporation                                       *
     3(ii)      Bylaws                                                          *
     10         Purchase Agreement between EagleSpan Steel Structures, Inc.
                and Superior Oil and Gas Co.                                    **



     10.1       Amendment No. 1 to Purchase Agreement (Superior Oil and         ***
                Gas - EagleSpan Steel Structures)
     10.2       Amendment No. 2 to Purchase Agreement (Superior Oil and         ***
                Gas - EagleSpan Steel Structures)
     10.3       Purchase and Sale Agreement (Superior - Jones & Buck)           ++
     10.4       Letter of April 15, 2005 rescinding the Purchase Agreement      +++
                between Superior Oil and Gas Co. and EagleSpan Steel
                Structures, Inc.
     14         Code of Ethics for the Chief Executive Officer and Senior       +++
                Financial Officers.
     16         Letter on Change in Certifying Accountant
     31         Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.
     31.1       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.
     32         Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.
     32.1       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.


     * Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

     ** Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005; incorporated herein.

     *** Previously filed with Form 8-K, SEC #000-50173, on February 10, 2005; incorporated herein.

     ++ Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005; incorporated herein.

     +++ Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 18, 2005                        Superior Oil and Gas Co.


                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer