Form 10QSB
period 2005-06-30
SUPERIOR OIL & GAS CO
filed 2005-08-22
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

                            14910 Northwest 36 Street
                                 Yukon, OK 73099
                                  405-350-0404
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of August 11, 2005, there were 16,960,714 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    17

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


                            Superior Oil and Gas Co.
                                 Balance Sheets
                       June 30, 2005 and December 31, 2004
                                   (Unaudited)





                                                               June 30,      December 31,
                                                                 2005            2004
                                                             ------------    ------------

                                     ASSETS

Current Assets
    Cash                                                     $       --      $        516
                                                             ------------    ------------

    Total Assets                                             $       --      $        516
                                                             ============    ============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                         $    220,941    $    144,707
    Note payable                                                   70,000          70,000
                                                             ------------    ------------
                                                                  290,941         214,707
Other liabilities
    Debtor judgment                                               530,631         513,747
                                                             ------------    ------------

    Total Liabilities                                             821,572         728,454
                                                             ------------    ------------

Shareholders' Equity
    Common stock, $0.001 par value per share
    200,000,000 shares authorized, 15,470,714
    outstanding at June 30, 2005 and
    15,460,714 outstanding at December 31, 2004                    15,471          15,461
Additional paid-in capital                                      1,235,425       1,218,643
Accumulated deficit                                            (2,072,468)     (1,962,042)
                                                             ------------    ------------

    Total Shareholders' Equity                                   (821,572)       (727,938)
                                                             ------------    ------------

   Total Liabilities and Shareholders' Equity                $       --      $        516
                                                             ============    ============


See Accompanying Notes to Financial Statements
See Accountants' Review Report


                            Superior Oil and Gas Co.
                             Statement of Operations
            For the Three and Six months ended June 30, 2005 and 2004
                                   (Unaudited)


                                                       Three                            Six
                                           Months Ended    Months Ended    Months Ended    Months Ended
                                             June 30,        June 30,        June 30,        June 30,
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------

Revenue                                    $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------

Operating Expenses
     Administrative                              45,459          12,624          93,542          15,726
     Consulting                                    --              --              --            65,000
     Judgment                                     8,442           8,442          16,884          16,884
                                           ------------    ------------    ------------    ------------
                                                 53,901          21,066         110,426          97,610
                                           ------------    ------------    ------------    ------------

Loss before income taxes                        (53,901)        (21,066)       (110,426)        (97,610)

Income tax expense (benefit)                       --              --              --              --
                                           ------------    ------------    ------------    ------------

Net loss                                   $    (53,901)   $    (21,066)   $   (110,426)   $    (97,610)
                                           ============    ============    ============    ============


Loss per Share:
     Weighted average shares outstanding     15,467,000       8,474,000      15,463,000       8,416,000
                                           ============    ============    ============    ============
     Loss per share                               (nil)           (nil)           (nil)           (nil)
                                           ============    ============    ============    ============














See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            Superior Oil and Gas Co.
                             Statement of Cash Flows
            For the Three and Six months ended June 30, 2005 and 2004
                                   (Unaudited)


                                                       Six             Six
                                                   Months Ended    Months Ended
                                                     June 30,        June 30,
                                                       2005            2004
                                                   ------------    ------------

Cash flows from operating activities:

  Net loss                                         $   (110,426)   $    (97,610)
                                                   ------------    ------------

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

  Common stock issued for services                        1,000            --

  Increase (decrease) in accounts payable                93,118          32,610
                                                   ------------    ------------

Net cash provided (used) by operating activities        (16,308)        (65,000)
                                                   ------------    ------------

Cash flows from investing activities                       --              --
  Issuance of common stock                               15,792          65,000
                                                   ------------    ------------

Cash flows from financing activities
  Increase in notes payable                                --              --
  Sale of common stock                                     --              --
                                                   ------------    ------------

                                                           --              --
                                                   ------------    ------------

Increase (decrease) in cash                                (516)           --

Cash at beginning of period                                 516            --
                                                   ------------    ------------

Cash at end of period                              $       --      $       --
                                                   ============    ============

Non-cash activities:
  Cash paid for interest                           $       --      $       --
                                                   ============    ============
  Cash paid for income taxes                       $       --      $       --
                                                   ============    ============




See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



Note 1 - Organization and Nature of Business
         -----------------------------------

         Superior Oil and Gas, Co. (the "Company") was incorporated on February 22, 1989, as a Utah corporation as Western States Resources, Inc. On March 31, 1997, the Company was merged with Western States Resources US, Inc. (a Nevada corporation) and immediately changed its name to Red River Resources, Inc. On June 4, 1997, the Company changed its name to Superior Oil and Gas, Co. Previously, the Company has been engaged in the development of oil and gas properties.

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



Note 3 - Income Taxes
         ------------

         As of June 30, 2005 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

Note 4 - Notes Payable
         -------------

         Note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest paid by the issuance of 100,000 shares of common stock on October 20, 2004.

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)




Note 6 - Earnings Per Share
         ------------------

                                                            2005         2004
                                                         ----------   ----------

         Primary earnings per share:
         Common shares outstanding                       15,463,333    8,474,464
                                                         ==========   ==========

             Weighted average shares outstanding         15,460,714    8,474,464
                                                         ==========   ==========

             Loss per share                              $     --     $     --
                                                         ==========   ==========

         Fully diluted earnings per share:
             Common shares outstanding                   15,463,333    8,474,464
                                                         ==========   ==========

             Weighted average shares outstanding         15,463,333    8,474,464
                                                         ==========   ==========

             Fully diluted loss per share                $     --     $     --
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

Note 8 - Going Concern Uncertainties
         ---------------------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of June 30, 2005, the amount of the judgment, including accrued interest was $ 560,631. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Management is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance shareholder value. The Company has experienced significant

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



         liquidity problems and has no capital resources or shareholders' equity and therefore does not have capital sufficient to meet their capital needs during the next twelve months. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to obtain additional funds, which will impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 - Proposed Business Combinations
         -------------------------------

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



Note 9 - Proposed Business Combinations (Continued)
         ------------------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the six-month period ended June 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         In July 2005 we acquired an oil and gas lease covering four drilling locations one and one-half miles south of the town of Meridian in Bosque County, Texas. There are numerous Barnett Shale directional wells that have been completed in the northeast quarter of the county. Meridian is just about in the center of the county, and there are two wells drilling now just south and west of the town. Depending on the outcome of the two wells now drilling, we could be favorably positioned to commence drilling at any time. Texas is experiencing a significant drilling and producing play in the Barnett Shale north of our lease and moving southward toward it. Well logs adjacent to our area indicate about 300 feet of Barnett Shale overlying the Ellenberger. As a general proposition, the Barnett Shale is heavily fractured and is uniformly productive in the area. The Ellenberger, when found to be productive, is one of the prime producers in the state of Texas.

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

         We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no capital resources and a stockholders' deficiency. We have no assets and liabilities of $821,752.

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

Item 3. Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy's BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of June 30, 2005, the amount of the judgment including interest was $530,631 with interest accruing in the quarterly amount of $8,442.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

         3(i)     Articles of Incorporation                                  *
         3(ii)    Bylaws                                                     *

         10       Purchase    Agreement    between    EagleSpan   Steel      **
                  Structures, Inc. and Superior Oil and Gas Co.
         10.1     Amendment No. 1 to Purchase  Agreement  (Superior Oil      ***
                  and Gas - EagleSpan Steel Structures)
         10.2     Amendment No. 2 to Purchase  Agreement  (Superior Oil      ***
                  and Gas - EagleSpan Steel Structures)
         10.3     Purchase and Sale Agreement (Superior - Jones & Buck)      ++
         10.4     Letter  of April 15,  2005  rescinding  the  Purchase      +++
                  Agreement  between  Superior  Oil  and  Gas  Co.  and
                  EagleSpan Steel Structures, Inc.
         14       Code of Ethics for the Chief  Executive  Officer  and      +++
                  Senior Financial Officers.
         16       Letter on Change in Certifying Accountant                  *
         31       Certification of Chief Executive  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         31.1     Certification of Chief Financial  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         32       Certification of Chief Executive  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
         32.1      Certification of Chief Financial  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 22, 2005                   Superior Oil and Gas Co.



                                         By  /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer