Form 10QSB
period 2005-09-30
SUPERIOR OIL & GAS CO
filed 2005-11-21
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

As of November 17, 2005, there were 16,960,714 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              13

PART II - OTHER INFORMATION                                                   13

Item 1.  Legal Proceedings                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    15

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

                            Superior Oil and Gas Co.
                                 Balance Sheets
                    September 30, 2005 and December 31, 2004
                                   (Unaudited)



                                     ASSETS

                                                 September 30,    December 31,
                                                      2005             2004
                                                 -------------    -------------

Current Assets
  Cash                                           $       4,721    $         516
                                                 -------------    -------------

Total Assets                                     $       4,721    $         516
                                                 =============    =============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $     222,905    $     144,707
  Note payable                                          70,000           70,000
                                                 -------------    -------------
                                                       292,905          214,707
Other liabilities
  Debtor judgment                                      539,073          513,747
                                                 -------------    -------------

  Total Liabilities                                    831,978          728,454
                                                 -------------    -------------

Shareholders' Equity
  Common stock, $0.001 par value per share
  200,000,000 shares authorized, 15,470,714
  outstanding at September 30, 2005 and
  15,460,714 outstanding at December 31, 2004           15,471           15,461
Additional paid-in capital                           1,235,425        1,218,643
Accumulated deficit                                 (2,078,153)      (1,962,042)
                                                 -------------    -------------

  Total Shareholders' Equity                          (827,257)        (727,938)
                                                 -------------    -------------

Total Liabilities and Shareholders' Equity       $       4,721    $         516
                                                 =============    =============




See Accompanying Notes to Financial Statements
See Accountants' Review Report


                            Superior Oil and Gas Co.
                            Statements of Operations
         For the Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)



                                                 Three Months Ended                 Nine Months Ended
                                           September 30,    September 30,    September 30,    September 30,
                                                2005             2004             2005             2004
                                           -------------    -------------    -------------    -------------
Revenue                                    $      10,000    $        --      $      10,000    $        --
                                           -------------    -------------    -------------    -------------

Operating Expenses
     Administrative                                7,243           27,769          100,785           43,495
     Consulting                                     --             47,500             --            112,500
     Judgment interest                             8,442            8,442           25,326           25,326
                                           -------------    -------------    -------------    -------------
                                                  15,685           83,711          126,111          181,321
                                           -------------    -------------    -------------    -------------

Loss before income taxes                          (5,685)         (83,711)        (116,111)        (181,321)

Income tax expense (benefit)                        --               --               --               --
                                           -------------    -------------    -------------    -------------

Net loss                                   $      (5,685)   $     (83,711)   $    (116,111)   $    (181,321)
                                           =============    =============    =============    =============


Loss per Share:
     Weighted average shares outstanding      15,471,000       10,037,000       15,461,000        8,956,000
                                           =============    =============    =============    =============
     Loss per share                                 (nil)   $       (0.01)            (nil)            (nil)
                                           =============    =============    =============    =============





See Accompanying Notes to Financial Statements
See Accountants' Review Report


                            Superior Oil and Gas Co.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)




                                                                          Nine Months Ended
                                                                    September 30,    September 30,
                                                                         2005             2004
                                                                    -------------    -------------
Cash flows from operating activities:

   Net loss                                                         $     (116,111)       $(181,321)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

   Common stock issued for services                                         1,000          113,500

   Increase (decrease) in accounts payable                                103,524           68,711
                                                                    -------------    -------------

Net cash provided (used) by operating activities                          (11,587)             890
                                                                    -------------    -------------

Cash flows from investing activities
   Issuance of common stock                                                15,792             --
                                                                    -------------    -------------

Cash flows from financing activities
   Increase in notes payable                                                 --               --
   Sale of common stock                                                      --               --
                                                                    -------------    -------------

                                                                    -------------    -------------
                                                                    -------------    -------------

Increase (decrease) in cash                                               (111,906)             890

Cash at beginning of period                                                   516             --
                                                                    -------------    -------------

Cash at end of period                                               $     (111,390)       $     890
                                                                    =============    =============


Non-cash activities:
   Cash paid for interest                                           $        --      $        --
                                                                    =============    =============
   Cash paid for income taxes                                       $        --      $        --
                                                                    =============    =============

See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

Note 3 - Income Taxes
         ------------

         As of September 30, 2005 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The Company has substantial net operating losses, which will expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

Note 4 - Notes Payable
         -------------

         Note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest paid by the issuance of 100,000 shares of common stock on October 20, 2004.

Note 5 - Earnings Per Share
         ------------------

                                                        2005         2004
                                                     ----------   -----------

         Primary earnings per share:
         Common shares outstanding                   15,470,714    10,094,464
                                                     ==========   ===========

               Weighted average shares outstanding   15,460,714     8,955,889
                                                     ==========   ===========

               Loss per share                        $     --     $      --
                                                     ==========   ===========

         Fully diluted earnings per share:
               Common shares outstanding             15,460,714     8,955,889
                                                     ==========   ===========

               Weighted average shares outstanding   15,460,714     8,955,889
                                                     ==========   ===========

               Fully diluted loss per share          $     --     $      --
                                                     ==========   ===========

Note 6-  Related Party Transactions
         --------------------------

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

Note 7 - Going Concern Uncertainties
         ---------------------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2005, the amount of the judgment, including accrued interest was $539,073. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Management is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance shareholder value. The Company has experienced significant liquidity problems and has no capital resources or shareholders' equity and therefore does not have capital sufficient to meet their capital needs during the next twelve months. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to obtain additional funds, which will impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         In May 2004, we entered into an agreement to acquire a 50-foot wide and 26,000-foot long Bureau of Land Management right-of-way in the White River Resource Area of Rio Blanco County, Colorado. The purchase price for the right-of-way is 600,000 shares of common stock plus five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us "the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline." The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms. Further, we have not yet issued the 600,000 shares of common stock required to purchase the right-of-way.

         In July 2005 we entered into an agreement to purchase an oil and gas lease covering four drilling locations one and one-half miles south of the town of Meridian in Bosque County, Texas. There are numerous Barnett Shale directional wells that have been completed in the northeast quarter of the county. Meridian is just about in the center of the county, and there are two wells drilling now just south and west of the town. Depending on the outcome of the two wells now drilling, we could be favorably positioned to commence drilling at any time. Texas is experiencing a significant drilling and producing play in the Barnett Shale north of our lease and moving southward toward it. Well logs adjacent to our area indicate about 300 feet of Barnett Shale overlying the Ellenberger. As a general proposition, the Barnett Shale is heavily fractured and is uniformly productive in the area. The Ellenberger, when found to be productive, is one of the prime producers in the state of Texas. The purchase price for the lease is 1,200,000 shares of our common stock, which shares have not yet been issued.

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

         We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no capital resources and a stockholders' deficiency. We have total assets of $4,721 and total liabilities of $831,978.

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

Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy's BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2005, the amount of the judgment including interest was $539,073 with interest accruing in the quarterly amount of $8,442.

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

10       Purchase    Agreement    between    EagleSpan   Steel     **
         Structures, Inc. and Superior Oil and Gas Co.

10.1     Amendment No. 1 to Purchase  Agreement  (Superior Oil     ***
         and Gas - EagleSpan Steel Structures)

10.2     Amendment No. 2 to Purchase  Agreement  (Superior Oil     ***
         and Gas - EagleSpan Steel Structures)

10.3     Purchase and Sale Agreement (Superior - Jones & Buck)     ++


10.4     Letter  of April 15,  2005  rescinding  the  Purchase     +++
         Agreement  between  Superior  +++ Oil and Gas Co. and
         EagleSpan Steel Structures, Inc.

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

Date:  November 21, 2005                   Superior Oil and Gas Co.



                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer