Form 10KSB
period 2005-12-31
SUPERIOR OIL & GAS CO
filed 2006-04-14
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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
  (state of                  (Commission File Number)              (IRS Employer
incorporation)                                                      I.D. Number)
                            14910 Northwest 36 Street
                                 Yukon, OK 73099
                                 (405) 350-0404
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $10,000

State the aggregate market value of the 13,088,618 voting and non-voting common equity held by non-affiliates computed by reference to the $0.695 average bid and asked price of such common equity, as of April 6, 2006: $9,096,590.

As of March 31, 2006, there were 17,240,714 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

Item 1   Description of Business........................................       1
         Business Development...........................................       1
         Business of Superior Oil and Gas Co. ..........................       1
         Employees......................................................       1

Item 2   Description of Property........................................       1

Item 3   Legal Proceedings..............................................       2

Item 4   Submission of Matters to a Vote of Security Holders............       2

Item 5   Market for Common Equity and Related Stockholder Matters.......       2

Item 6   Management's Discussion and Analysis...........................       4
         Need for Additional Financing..................................       4
         Off-Balance Sheet Arrangements ................................       5
         Contractual obligations........................................       5

Item 7   Financial Statements...........................................       6

Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................      29

Item 8A  Controls and Procedures........................................      29

Item 8B  Other Information..............................................      29

Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............      29
         Compliance with Section 16(a) of the Exchange Act..............      31
         Audit Committee and Audit Committee Financial Expert...........      31
         Code of Ethics.................................................      31

Item 10  Executive Compensation.........................................      31
           Stock Options................................................      32
           Employment Contracts.........................................      32

Item 11  Security Ownership of Certain Beneficial Owners
           and Management...............................................      32

Item 12  Certain Relationships and Related Transactions.................      33

Item 13  Exhibits.......................................................      34

Item 14  Principal Accountant Fees and Services.........................      35

Signatures..............................................................      36

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.
---------------------

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

Business of Superior Oil and Gas Co.

         Our business is to seek, investigate, and, if warranted, acquire producing and non-producing oil and gas properties and to explore, drill and develop our properties.

         Employees
         ---------

         We have two full-time and no part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We maintain an office at 14910 Northwest 36 Street, Yukon, Oklahoma 73099. The space is provided by our chief executive officer.

         Our oil and gas properties consist of the following:

         Rio Blanco County, Colorado right-of-way for a pipeline. In May 2004, we entered into an agreement with Lloyd's of America, Inc. to acquire its 50-foot wide and 26,000-foot long Bureau of Land Management ("BLM") right-of-way in the White River Resource Area of Rio Blanco County, Colorado. In February 2006, we received the assigned permit from BLM. The purchase price for the right-of-way was 600,000 shares of common stock, which was paid to Lloyd's of America in 2004, plus five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us "the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline." The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.

         On April 6, 2006, and effective with May 2006 production, we acquired 28 natural gas wells located in the Cherokee Basin near Southeast Kansas and Northeast Oklahoma. Nine of the 28 wells are producing natural gas, an additional three of the 28 wells have been drilled, tested and completed and await only the final installation of pump jacks, and the remaining 16 of the 28 wells earlier were producing wells but were shut-in due to low prices for natural gas and today require varying degrees of workover to become productive again. We acquired the wells for 300,000 shares of common stock valued at $210,000.

         On June 27, 2005 we purchased an oil and gas lease covering 292 acres in Bosque County, Texas. We have not yet drilled a well on this property. The lease expires at the end of 2007. We agreed to issue to the lessor 300,000 shares of our common stock for the lease valued at $63,000 but have not yet issued the stock.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy's BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2005, the amount of the judgment including interest was $547,516.

         Daniel Lloyd, McCoy Energy Co. and Big Daddy's BBQ Sauce & Spices Co. are also judgment debtors in this litigation, each to the same extent and in the same amount as our company. Daniel Lloyd is the chief executive officer, chief financial officer and a director of our company. McCoy Energy Co. is under the control of Gayla McCoy, the secretary and treasurer of our company. Big Daddy's BBQ Sauce & Spices Co. is under the control of Mr. Dan Lloyd, Jr. and Ms. McCoy.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders of our company during 2004 through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock trades on the OTC Bulletin Board under the stock symbol "SIOR." The following sets forth the range of high and low bid information for the stock for the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  Period                   High      Low
                  ------                   ----      ---

                  2004:
                           1st Qtr         0         0
                           2nd Qtr         0.30      0
                           3rd Qtr         0.31      0.13
                           4th Qtr         1.90      0.20

                  2005:
                           1st Qtr         0.69      0.26
                           2nd Qtr         0.51      0.13
                           3rd Qtr         0.27      0.13
                           4th Qtr         0.32      0.10

Holders
-------

         As of March 31, 2006 there were approximately 138 holders of record of our Common Stock.

Dividends
---------

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

         Recent Sales of Unregistered Securities.

         During the last three years, Superior Oil and Gas Co. sold shares of its Common Stock to the persons listed below in transactions summarized as follows:

         2003 and 2004. Information concerning sales of stock in these two years is set forth in the Company's Form 10-KSB for fiscal year 2004 (SEC File No. 000-50173) and is incorporated herein by reference to such document.

--------- ----------------------- --------- --------- --------------------------
Date of                           Number    Purchase
Purchase  Person                  of Shares Price     Consideration
--------- ----------------------- --------- --------- --------------------------
05-18-05  Capitol Solutions Group 10,000    $10,000   Financial public relations
--------- ----------------------- --------- --------- --------------------------

         The sale listed above was made in reliance upon the exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended and Regulation D as promulgated thereunder. Based upon a subscription agreement completed by the subscriber, the Company had reasonable grounds to believe immediately prior to making an offer to the private investors, and did in fact believe, when such subscription was accepted, that such purchaser (1) was purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment and was able to bear those risks. All purchasers represented they were accredited investors as that term is defined under Regulation D. The purchaser had access to pertinent information enabling it to ask informed questions. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon the certificate representing such shares, and stop-transfer instructions have been entered in the company's transfer records. The sale was effected through officers of our company without the aid of underwriters, and no sales commissions were paid.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See
"Financial Statements."

         For the current fiscal year, we anticipate incurring significant expenses as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, expenses associated with locating, evaluating and drilling developed and undeveloped oil and gas properties, and expenses associated with the construction of a pipeline in Rio Blanco County, Colorado. As for drilling and developing oil and gas properties, our strategy is to acquire the leases either through farm-in arrangements or direct purchase and then to promote the drilling costs to third persons.

Need for Additional Financing
-----------------------------

         We have debt of $853,571 as of December 31, 2005, of which $236,055 represents accounts payable, $70,000 represents a note payable to an unrelated party and $547,516 represents a legal judgment against our company in the amount of $337,686 that bears interest at the annual rate of ten percent from and after October 14, 1999.

         We do not have  capital  sufficient  to meet our cash needs  during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have income from producing natural gas wells we acquired on April 6, 2005. However, we do not anticipate that this income will be sufficient during the balance of 2006 to retire the debt of the company. We will have to seek loans or equity placements to cover such cash needs. Due to our recurring losses and stockholders' deficiency, there can be no assurance that we will be able to obtain the additional funds, which may impact our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue operations as a going concern.

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

Off-Balance Sheet Arrangements

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

         o        an obligation under a guarantee contract,
         o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
         o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
         o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

         The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

------------------------- ------------------------------------------------------
                                              Payments Due by Period
------------------------- ------------------------------------------------------
        Contractual                Less Than                           More Than
        Obligations        Total    1 Year     1-3 Years   3-5 Years    5 Years
------------------------- ------- ----------- ----------- ----------- ----------
Long-Term Debt
Obligations                  0
------------------------- ------- ----------- ----------- ----------- ----------
Capital Lease
Obligations                  0
------------------------- ------- ----------- ----------- ----------- ----------
Operating Lease
Obligations                  0
------------------------- ------- ----------- ----------- ----------- ----------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                         0
------------------------- ------- ----------- ----------- ----------- ----------
Total                        0
------------------------- ------- ------------ ---------- ----------- ----------

ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page
                                                                            ----

         Report of Independent Registered Accounting Firm                     7
         Balance Sheets at December 31, 2005 and 2004                         8
         Statements of Operations for the Years Ended
                  December 31, 2005 and 2004                                  9
         Statement of Changes in Stockholders' Equity for the Years Ended
                  December 31, 2005 and 2004                                 10
         Statements of Cash Flows for the Years Ended
                  December 31, 2005 and 2004                                 11
         Notes to Financial Statements                                       12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
Superior Oil & Gas Co.

We have audited the accompanying balance sheets of Superior Oil & Gas Co. as of December 31, 2005 and 2004, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Superior Oil & Gas Co. as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company is a judgment debtor in a case filed against the Company. Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment. Additionally the Company has experienced significant liquidity problems and has no capital resources or stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

March 28, 2006
Tulsa, Oklahoma

                            Superior Oil and Gas Co.
                                 Balance Sheets
                           December 31, 2005 and 2004






                  ASSETS                                2005           2004
                                                     -----------    -----------

Current Assets
  Cash                                               $         8    $       516
                                                     -----------    -----------

Total Assets                                         $         8    $       516
                                                     ===========    ===========




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                   $   236,055    $   144,707
  Note payable                                            70,000         70,000
                                                     -----------    -----------
                                                         306,055        214,707
Other liabilities
  Debtor judgment                                        547,516        513,747
                                                     -----------    -----------

  Total Liabilities                                      853,571        728,454
                                                     -----------    -----------

Stockholders' Equity
  Common stock, $0.001 par value per share
  200,000,000 shares authorized, 15,470,714
  outstanding at December 31, 2005 and
  15,460,714 outstanding at December 31, 2004             15,471         15,461
Additional paid-in capital                             1,235,425      1,218,643
Accumulated deficit                                   (2,104,459)    (1,962,042)
                                                     -----------    -----------

  Total Stockholders' Deficit                           (853,563)      (727,938)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit          $         8    $       516
                                                     ===========    ===========








   The accompanying notes are an integral part of these financial statements.

                            Superior Oil and Gas Co.
                            Statements of Operations
                 For the Years Ended December 31, 2005 and 2004




                                                       2005            2004
                                                   ------------    ------------

Revenue                                            $     10,000    $       --
                                                   ------------    ------------

Operating Expenses
   Administrative                                       118,648         178,890
   Consulting                                              --           709,005
   Judgment                                              33,769          33,769
                                                   ------------    ------------
                                                        152,417         921,664
                                                   ------------    ------------

Loss before income taxes                               (142,417)       (921,664)

Income tax expense (benefit)                               --              --
                                                   ------------    ------------

Net loss                                           $   (142,417)   $   (921,664)
                                                   ============    ============


Loss per Share:
   Weighted average shares outstanding               15,468,000       8,903,000
                                                   ============    ============
   Loss per share                                  $      (0.01)   $      (0.10)
                                                   ============    ============





   The accompanying notes are an integral part of these financial statements.


                            Superior Oil and Gas Co.
                  Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2004 and 2005





                                Common
                                Shares       Common        Paid-In     Accumulated
                             Outstanding      Stock        Capital       Deficit         Totals
                             -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2003     8,274,464   $     8,474   $   516,100   $(1,040,378)   $  (515,804)

Common stock issued:
   For cash                        1,250             1           524          --              525
   For services                6,985,000         6,986       702,019          --          709,005

Net loss for the year               --            --            --        (921,664)      (921,664)
                             -----------   -----------   -----------   -----------    -----------

Balance December 31, 2004     15,260,714   $    15,461   $ 1,218,643   $(1,962,042)   $  (727,938)

Common stock issued:
   For cash                         --            --            --            --             --
   For services                   10,000            10        16,782          --           16,792

Net loss for the year               --            --            --        (142,417)      (142,417)
                             -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2005    15,270,714   $    15,471   $ 1,235,425   $(2,104,459)   $  (853,563)
                             ===========   ===========   ===========   ===========    ===========


















   The accompanying notes are an integral part of these financial statements.

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2005 and 2004






                                                         2005           2004
                                                     -----------    -----------


Cash flows from operating activities:

  Net loss                                           $  (142,417)   $  (921,664)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

  Common stock issued for services                        16,792        709,005

  Increase (decrease) in accounts payable                125,117        142,650
                                                     -----------    -----------

Net cash provided (used) by operating activities            (508)       (70,009)
                                                     -----------    -----------

Cash flows from investing activities                        --             --
                                                     -----------    -----------

Cash flows from financing activities
  Increase in notes payable                                 --           70,000

  Sale of common stock                                      --              525
                                                     -----------    -----------

                                                            --           70,525
                                                     -----------    -----------

Increase (decrease) in cash                                 (508)           516

Cash at beginning of period                                  516           --
                                                     -----------    -----------

Cash at end of period                                $         8    $       516
                                                     ===========    ===========


Non-cash activities:
  Cash paid for interest                             $      --      $      --
                                                     ===========    ===========
  Cash paid for income taxes                         $      --      $      --
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


Note 1 - Organization and Nature of Business
         -----------------------------------

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004



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

         Reclassifications:

         Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or stockholders' equity.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004



Note 3 - Income Taxes
         ------------

         As of December 31, 2005 and 2004 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The substantial net operating losses, which will expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

Note 4 - Notes Payable
         -------------

         Note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest paid by the issuance of 100,000 shares of common stock on October 20, 2004.

Note 5 - Common Stock Transactions
         -------------------------

         During the year ended December 31, 2005 the Company issued 10,000 common shares for consulting services. During the year ended December 31, 2004, the Company issued 3,360,000 common shares, primarily for consulting services. Additionally, the Company issued 525,000 shares in payment for legal services provided, 100,000 as additional interest on a note payable, and 3,000,000 to a related party for administrative services provided. The common shares issued are restricted under
         Section 144 and were valued from $0.015 to $0.40 per common share. The values were based upon the trading price at the time of issuance and discounted at seventy percent due to the restrictive nature of the shares.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004



Note 6 - Earnings Per Share
         ------------------



                                                         2005           2004
                                                      ----------    -----------

         Primary earnings per share:
         Common shares outstanding                    15,470,714     15,460,714
                                                      ==========    ===========

             Weighted average shares outstanding      15,468,000      8,903,000
                                                      ==========    ===========

             Loss per share                           $    (0.01)   $     (0.10)
                                                      ==========    ===========

         Fully diluted earnings per share:
             Common shares outstanding
                                                           (0.01)         (0.10)
                                                      ==========    ===========

             Weighted average shares outstanding      15,673,479      8,903,115
                                                      ==========    ===========

             Fully diluted loss per share             $    (0.01)   $     (0.10)
                                                      ==========    ===========




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

Note 8 - Going Concern Uncertainties
         ---------------------------

         The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses resulting in an accumulated stockholders' deficit and a working capital deficit. Additionally, the Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2005, the amount of

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004



Note 8 - Going Concern Uncertainties (continued)
         ---------------------------

         the judgment, including accrued interest was $547,516. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability of assets classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

         The Company is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance stockholder value.

Note 9 - Stock Option Plan
         -----------------

         The Board of Directors adopted the Superior Oil and Gas Co. 2005 Stock Option Plan (the "Plan") on December 6, 2005. The Plan became effective on that date subject only to the approval by the majority of the stockholders within twelve months. Should the stockholders not approve the Plan it will terminate December 6, 2006. All options issued prior to the terminations date shall continue in effect but without the benefits that would accrue under the Internal Revenue Service Code or the Securities Exchange Act from the stockholders' approval.

         The maximum number of shares of stock, which may be optioned and sold under the Plan, is 10,000,000 shares. Options granted under the Plan may be incentive stock options (as defined under Internal Revenue Service Code Section 422) or nonqualified stock options, as determined by the administrator (the Board of Directors or an Option Committee appointed by the Board of Directors) of the Plan. The terms of the Plan provides that the per share option exercise price to an employee owning more than 10% of the voting power shall be no less than 110% of the fair market value on the date of grant. The per share option price to any other employee shall be no less than 100% of the fair market value on the date of grant.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004



Note 9 - Stock Option Plan (continued)
         -----------------

         The term of the option shall be the term stated in the option agreement; provided however, the incentive stock options shall have a term of no longer than ten years from the date of grant and options granted to those who represent more than 10% of the voting power shall have a term of five years or such shorter term as provided in the option agreement.

         On December 6, 2005 the Company granted eight million share options at $0.10 per share, including two million non-qualified options that are now exercisable. Additionally six million incentive stock options were granted, of which two million are now exercisable and one million per year for the next four years. The shares options expire December 15, 2015 if not exercised. Shares options have not been exercised as of the report date.

Note 10 - Proposed Acquisitions
          ---------------------

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

         o The purchase price of the option was 100,000 shares of common stock of Superior, which shares have not been issued.

         o The exercise price of the option, should it be exercised, is $3 million cash.

Note 11 -  Acquisition  of Gas Wells  with  principal  terms and  conditions  as follows:
           ---------------------------------------------------------------------

         o Superior purchased twenty-eight wells located on ten properties in southeast Kansas. Nine producing wells, three completed awaiting equipment, and sixteen formerly producing but now shut in.

         o Purchase price of 300,000 shares of the Company's restricted stock.

         o        Effective date of April 1, 2006.

         o        Shares were issued on April 6, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers currently serving the company are as follows:

                                                          Held           Term
           Person                     Office              Since         Expires

     Daniel H. Lloyd, 61       Director, CEO, CFO         02-99          5-06
     Gayla McCoy, 52          Secretary, Treasurer        02-99          5-06
     Bill Sparks, 76                Director              02-97          5-06
     W.R. Lott III, 52              Director              02-97          5-06

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

         The directors of the company will devote such time to the company's affairs on an "as needed" basis, but less than 10 hours per month. As a result, the actual amount of time which they will devote to the company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information
------------------------

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

         No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

         o        bankruptcy,

         o criminal proceedings (excluding traffic violations and other minor offenses), or

         o proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         o Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

         Compliance with Section 16(a) of the Securities Exchange Act.
         -------------------------------------------------------------

         Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

                                                                No. of Failures
                                         No. of Transactions       to File a
                  No. of Late Reports    Not Timely Reported    Required Report
                  -------------------    -------------------    ---------------

                           0                      0                  0
Daniel H. Lloyd            0                      0                  0
Gayla McCoy                0                      0                  0
Bill Sparks                0                      0                  0
W.R. Lott III              0                      0                  0

Audit Committee and Audit Committee Financial Expert

         We have no audit committee. All directors serve as the audit committee. There is no audit committee financial expert. However, the directors have the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

         We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB annual report FYE 12-31-04.

ITEM 10. EXECUTIVE COMPENSATION.

         The following sets forth the remuneration received in the last three fiscal years by Daniel H. Lloyd, our chief executive officer, and in 2004 by Gayla McCoy, our corporate secretary, in all capacities. No other officer or employee has received total remuneration of $100,000 or more in any of such years.


------ ------- ---------------------------- ------------------------- ----------------------
                     Annual Compensation                 Awards             Payout
------ ------- ---------------------------- ------------------------- ----------------------
                                                          Securities
                                                          Underlying
                              Other Annual  Restricted    Options/    LTIP     All Other
Year   Name    Salary  Bonus  Compensation  Stock Awards  SARS(#)     Payouts  Compensation
------ ------- ------- ------ ------------- ------------- ----------- -------- -------------
2005   Lloyd   0       0      0             0             6,000,000   0        0
------ ------- ------- ------ ------------- ------------- ----------- -------- -------------
2005   McCoy   0       0      0             0             0           0        0
------ ------- ------- ------ ------------- ------------- ----------- -------- -------------
2004   Lloyd   0       0      0             0             0           0
------ ------- ------- ------ ------------- ------------- ----------- -------- -------------
2004   McCoy   0       0      0             $360,000      0           0
------ ------- ------- ------ ------------- ------------- ----------- -------- -------------
2003   Lloyd   0       0      0             $200          0           0
------ ------- ------- ------ ------------- ------------- ------------- ------ -------------

         Stock Options. On December 16, 2005 the directors adopted a 2005 Stock Option Plan. It has not yet been submitted to the shareholders for their approval. The following options have been granted:

         ----------------- ----------- --------- ---------------------
                           Number      Exercise
         Name              Of Options  Price     Vested/Not Vested
         ----------------- ----------- --------- ---------------------
         Daniel H. Lloyd   6,000,000   $0.10     2,000,000/4,000,000
         ----------------- ----------- --------- ---------------------
         Bill Sparks         500,000   $0.10       500,000/0
         ----------------- ----------- --------- ---------------------
         W.R. Lott III       500,000   $0.10       500,000/0
         ----------------- ----------- --------- ---------------------
         Thomas J. Kenan   1,000,000   $0.10     1,000,000/0
         ----------------- ----------- --------- ---------------------


         Employment Contracts.
         ---------------------

         We have no employment contracts.

         Directors of the company receive no regular compensation for their services as directors, but each of Daniel Lloyd, Bill Sparks and W.R. Lott III received a stock option as set forth above under the heading "Stock Options."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of March 24, 2006, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

         ---------------------------------- ------------------ -----------------
                                                               Percent of
                                                               Outstanding
         Person                             No. of Shares      Shares
         ---------------------------------- ------------------ -----------------
         Daniel H. Lloyd                    2,024,000(1)       10.6%
         14910 NW 36 Street
         Yukon, OK 73099
         ---------------------------------- ------------------ -----------------
         Gayla McCoy                        3,020,000          15.9%
         14910 NW 36 Street
         Yukon, OK 73099
         ---------------------------------- ------------------ -----------------
         Bill Sparks                           500,000(2)        2.6%
         1201 East Britton Road
         Oklahoma City, OK 73131
         ---------------------------------- ------------------ -----------------
         W.R. Lott III                      1,608,096(3)         8.4%
         107 Fulton Street
         Greenwood, MS 38935
         ---------------------------------- ------------------ -----------------
         Thomas Becker                      3,656,947          19.2%
         11108 NW 115 Street
         Yukon, OK 73099
         ---------------------------------- ------------------ -----------------
         Officers and Directors as a
         Group (4 persons)                  7,152,096          37.6%
         ---------------------------------- ------------------ -----------------


(1) 2,000,00 of these shares represent shares underlying presently exercisable stock options.
(2)      These shares represent shares  underlying  presently  exercisable stock options.
 (3) 500,000 of these shares represent shares underlying presently exercisable stock options.

Changes in Control
------------------

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

         The company maintains an office at property owned by its chief executive officer, Daniel Lloyd. It pays no rent and incurs no expenses for maintenance of such office and does not anticipate paying rent or incurring office expenses in the future.

ITEM 13. EXHIBITS.

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

         3(i)     Articles of Incorporation                                  *
         3(ii)    Bylaws                                                     *
         10       Purchase    Agreement    between    EagleSpan   Steel      **
                  Structures, Inc. and Superior Oil and Gas Co.
         10.1     Amendment No. 1 to Purchase  Agreement  (Superior Oil      ***
                  and Gas - EagleSpan Steel Structures)
         10.2     Amendment No. 2 to Purchase  Agreement  (Superior Oil      ***
                  and Gas - EagleSpan Steel Structures)
         10.3     Purchase and Sale Agreement (Superior - Jones & Buck)       ++
         10.4     Letter  of April 15,  2005  rescinding  the  Purchase      +++
                  Agreement between Superior
         14       Oil and Gas Co. and EagleSpan Steel Structures,  Inc.      +++
                  Code of Ethics for the Chief  Executive  Officer  and
                  Senior Financial Officers.
         16       Letter on Change in Certifying Accountant                  *
         31       Certification of Chief Executive  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         31.1     Certification of Chief Financial  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         32       Certification of Chief Executive  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification of Chief Financial  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

** Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

***      Previously filed with Form 8-K, SEC #000-50173, on February 10, 2005.

++ Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

+++      Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005.

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

                  Fiscal Year ended December 31, 2005         $6,203
                  Fiscal Year ended December 31, 2004         $9,364

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended December 31, 2005         $-0-
                  Fiscal Year ended December 31, 2004         $-0-

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUPERIOR OIL AND GAS CO.



Date:  April 12, 2006                    By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 12, 2006                       /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chairman, Chief
                                           Executive Officer, Chief
                                           Financial Officer  and Director



Date:  April 12, 2006                       /s/ Gayla McCoy
                                           -------------------------------------
                                           Gayla McCoy, Secretary-Treasurer



Date:  April 12, 2006                       /s/ Bill Sparks
                                           -------------------------------------
                                           Bill Sparks, Director



Date:  April 12, 2006                       /s/ W.R. Lott III
                                           -------------------------------------
                                           W.R. Lott III, Director

                                  EXHIBIT INDEX

                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2005


         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

         3(i)     Articles of Incorporation                                  *
         3(ii)    Bylaws                                                     *
         10       Purchase    Agreement    between    EagleSpan   Steel      **
                  Structures, Inc. and Superior Oil and Gas Co.
         10.1     Amendment No. 1 to Purchase  Agreement  (Superior Oil      ***
                  and Gas - EagleSpan Steel Structures)
         10.2     Amendment No. 2 to Purchase  Agreement  (Superior Oil      ***
                  and Gas - EagleSpan Steel Structures)
         10.3     Purchase and Sale Agreement (Superior - Jones & Buck)       ++
         10.4     Letter  of April 15,  2005  rescinding  the  Purchase      +++
                  Agreement between Superior
         14       Oil and Gas Co. and EagleSpan Steel Structures,  Inc.      +++
                  Code of Ethics for the Chief  Executive  Officer  and
                  Senior Financial Officers.
         16       Letter on Change in Certifying Accountant                  *
         31       Certification of Chief Executive  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         31.1     Certification of Chief Financial  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         32       Certification of Chief Executive  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification of Chief Financial  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

** Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

***      Previously filed with Form 8-K, SEC #000-50173, on February 10, 2005.

++ Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

+++      Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005.