Form 10QSB
period 2006-03-31
SUPERIOR OIL & GAS CO
filed 2006-05-22
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

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

As of May 11, 2006, there were 18,843,714 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          14

Item 3.  Controls and Procedures                                            17

PART II - OTHER INFORMATION                                                 17

Item 1.  Legal Proceedings                                                  17

Item 2.  Unregistered Sales of Securities                                   17

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  19

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

                            Superior Oil and Gas Co.
                                 Balance Sheets
                      March 31, 2006 and December 31, 2005
                                   (Unaudited)



                                                     March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------

ASSETS

Current Assets
  Cash                                             $    197,902    $          8
  Deferred drilling costs                                61,655            --
  Deferred tax asset                                     70,000            --
                                                   ------------    ------------

Total Assets                                       $    329,557    $          8
                                                   ============    ============




LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $    201,596    $    236,055
  Deferred revenue                                      250,000            --
  Accrued salaries                                       22,500            --
  Note payable                                           70,000          70,000
                                                   ------------    ------------
                                                        544,096         306,055
Other liabilities
  Accrued option expense                                180,000            --
  Debtor judgment payable                               555,958         547,516
                                                   ------------    ------------

  Total Liabilities                                   1,280,054         853,571
                                                   ------------    ------------

Shareholders' Equity
  Common stock, $0.001 par value per share
  200,000,000 shares authorized, 17,240,714
  outstanding at March 31, 2006 and
  15,470,714 outstanding at December 31, 2005            17,241          15,471
Additional paid-in capital                            1,445,826       1,235,425
Accumulated deficit                                  (2,413,564)     (2,104,459)
                                                   ------------    ------------

  Total Shareholders' Equity                           (950,497)       (853,563)
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $    329,557    $          8
                                                   ============    ============





See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            Superior Oil and Gas Co.
                            Statements of Operations
               For the Three months ended March 31, 2006 and 2005
                                   (Unaudited)



                                                      Three           Three
                                                   Months Ended    Months Ended
                                                     March 31,      March 31,
                                                       2006            2005
                                                   ------------    ------------

Revenue                                            $       --      $       --
                                                   ------------    ------------

Operating Expenses
   Administrative                                       370,663          48,083
   Judgment interest                                      8,442           8,442
                                                   ------------    ------------
                                                        379,105          56,525
                                                   ------------    ------------

Income (loss) before income taxes                      (379,105)        (56,525)

Deferred income tax expense (benefit)                   (70,000)           --
                                                   ------------    ------------

Net loss                                           $   (309,105)   $    (56,525)
                                                   ============    ============

Basis loss per Share:
   Weighted average shares outstanding               16,355,714      15,460,714
                                                   ============    ============
   Loss per share                                  $      (0.02)          (nil)
                                                   ============    ============

Diluted loss per share:
   Weighted average shares outstanding               18,970,714      15,460,714
                                                   ============    ============
   Loss per share                                  $      (0.02)          (nil)
                                                   ============    ============






See Accompanying Notes to Financial Statements
See Accountants' Review Report


                            Superior Oil and Gas Co.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)



                                                       Three-            Three-
                                                    Months Ended      Months Ended
                                                   March 31, 2006    March 31, 2005
                                                   --------------    --------------
Cash flows from operating activities:
  Net loss                                         $     (309,105)   $      (56,525)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

  Increase in deferred tax asset                          (70,000)             --
  Common stock issued for services                        212,171              --
  Increase in deferred drilling costs                     (61,655)             --
  Increase (decrease) in accounts payable                 (26,017)           40,226
  Increase in accrued salaries                             22,500              --
  Increase in accrued option expense                      180,000              --
  Increase in deferred revenue                            250,000              --
                                                   --------------    --------------


Net cash provided (used) by operating activities          197,894           (16,299)
                                                   --------------    --------------

Cash flows from investing activities                         --              15,791
                                                   --------------    --------------

Cash flows from financing activities
  Increase in notes payable                                  --                --
  Sale of common stock                                       --                --
                                                   --------------    --------------

                                                             --                --
                                                   --------------    --------------

Increase (decrease) in cash                               197,894              (508)

Cash at beginning of period                                     8               516
                                                   --------------    --------------

Cash at end of period                              $      197,902    $            8
                                                   ==============    ==============

Non-cash activities:
  Cash paid for interest                           $         --      $         --
                                                   ==============    ==============
  Cash paid for income taxes                       $         --      $         --
                                                   ==============    ==============




See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

         Share-Based Compensation

         The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         Adjustments and Reclassifications:

         In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U.S. Securities and Exchange Commission's instructions for Form 10-QSB, are Unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.

         Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or shareholders' equity.

Note 3 - Income Taxes
         ------------

         As of March 31, 2005 the Company had substantial net operating losses available to reduce future federal and state taxable income. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The net operating losses will expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

         Taxable temporary differences result principally from the excess of depreciation and intangible drilling expense for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and the operating loss carry forward, giving rise to deferred tax assets, are reduced by a valuation allowance. The Company has established a valuation allowance for its net deferred tax assets due to the uncertainty of the use of the loss carry forward.

Note 4 - Notes Payable
         -------------

         Note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest payable by the issuance of 100,000 shares of common stock on October 20, 2004.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Note 5 - Common Stock Transactions
         -------------------------

         During the quarter ended March 31, 2006, the Company issued 1,770,000 common shares, primarily for consulting services. The common shares are restricted under Section 144 and were valued from $0.35 to $0.46 per common share. The values were based upon the trading price at the time of issuance and discounted at seventy percent due to the restrictive nature of the shares.

Note 6 - Earnings Per Share
         ------------------

                                                          2006           2005
                                                       ----------    -----------

         Basic net income (loss) per common share:
         Common shares outstanding                     17,240,714     15,460,714
                                                       ==========    ===========

               Weighted average shares outstanding     16,355,714     15,460,714
                                                       ==========    ===========

               Net Income (Loss) per share             $    (0.02)   $      --
                                                       ==========    ===========

         Diluted net income (loss) per common share:
               Common shares outstanding               19,470,714     15,460,714
                                                       ==========    ===========

               Weighted average shares outstanding     18,970,714     15,460,714
                                                       ==========    ===========

               Net Income (Loss) per share             $    (0.02)   $      --
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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Note 8 - Going Concern Uncertainties
         ---------------------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2006, the amount of the judgment, including accrued interest was $555,958. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Management is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance shareholder value. The Company has experienced significant liquidity problems and has no capital resources or shareholders' equity and therefore does not have sufficient capital to meet their capital needs during the next twelve months. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to obtain additional funds, which will impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 - Stock Option Plan
         -----------------

         The Board of Directors adopted the Superior Oil and Gas Co. 2005 Stock Option Plan (the "Plan") on December 6, 2005. The Plan became effective on that date subject only to the approval by the majority of the shareholders within twelve months. Should the shareholders not approve the Plan it will terminate December 6, 2006. All options issued prior to the terminations date shall continue in effect but without the benefits that would accrue under the Internal Revenue Service Code or the Securities Exchange Act from the shareholders' approval.

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006



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

         On December 6, 2005 the Company granted eight million share options at $0.10 per share, including two million non-qualified options that are now exercisable and six million incentive stock options exercisable of which two million are now exercisable and one million per year exercisable on January 31, 2007, 2008, 2009 and 2010. The shares options expire December 15, 2015 if not exercised. Shares options have not been exercised as of the report date.

         The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. APB No. 25 allows for no recognition of compensation cost if the exercise price of the option is equal to the fair value of the stock at grant date. Accordingly, no compensation cost had been recognized for stock options granted in previous financial statements.

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) requires entities to measure and present, as a component of the income statement the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. This requires us to adopt FAS 123(R) effective January 1, 2006.

         As of March 31, 2006, the Company has awarded shared-based compensation to executives of the Company. The compensation cost and income tax benefit was $180,000 and $70,000 for the three months ended March 31, 2006 respectively. There were no option grants in 2004 and 2003 subject to the SFAS.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Note 9 - Stock Option Plan (Continued)
         -----------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, risk-free interest rates of 4.65%, no dividend yield or assumed forfeitures; expected lives of 5.0 years; and volatility of 147.07%. There were no option grants in 2004 and 2003 subject to SFAS 123(R). The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

Note 10 - Proposed  Acquisition of Gas Wells with principal terms and conditions
          ----------------------------------------------------------------------
          as follows:
          -----------

          o Agreed to purchase twenty-eight wells located on ten properties in southeast Kansas. Nine producing wells, three completed awaiting equipment, and sixteen formerly producing but now shut in.

          o Purchase price of 300,000 shares of the Company's restricted stock.

          o Effective date to be the first day of the month following the month in which the sale is closed.

          o Shares were issued on April 1, 2006 to be held by the Company but not delivered to seller. Delivery of shares and transfer to the company of title to the properties await return of seller from overseas and delivery to Company of certain information regarding the wells to be purchased.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         In July 2005 we entered into an agreement to purchase an oil and gas lease covering four drilling locations one and one-half miles south of the town of Meridian in Bosque County, Texas. There are numerous Barnett Shale directional wells that have been completed in the northeast quarter of the county. Depending on the outcome of wells now drilling, we could be favorably positioned to commence drilling at any time. Texas is experiencing a significant drilling and producing play in the Barnett Shale north of our lease and moving southward toward it. Well logs adjacent to our area indicate about 300 feet of Barnett Shale overlying the Ellenberger. As a general proposition, the Barnett Shale is heavily fractured and is uniformly productive in the area. The Ellenberger, when found to be productive, is one of the prime producers in the state of Texas. The purchase price for the lease is 1,200,000 shares of our common stock, which shares have not yet been issued, and the properties have not yet been assigned to our company.

         On April 6, 2006, we entered into an agreement to acquire 28 natural gas wells located in the Cherokee Basin near Southeast Kansas and Northeast Oklahoma. Nine of the 28 wells are producing natural gas, an additional three of the 28 wells have been drilled, tested and completed and await only the final installation of pump jacks, and the remaining 16 of the 28 wells earlier were producing wells but were shut-in due to low prices for natural gas and today require varying degrees of workover to become productive again. We will acquire the wells for 300,000 shares of common stock valued at $210,000. The closing of the purchase awaits the return to the U.S. of the seller, who left unexpectedly to attend to a sick relative.

         On April 25, 2006 the registrant (Superior Oil and Gas Co.) entered into a material definitive agreement with Enerhance Energy, Inc. of Calgary, Alberta, Canada. There is no material relationship between Superior or its affiliates and Enerhance Energy other than in respect of this agreement.

         The terms and conditions of the agreement that are material to Superior are as follows:

         Superior agreed to purchase, for $300,000 cash, a 100% working interest in oil and gas leases covering a 7-section block of lands in the Medicine Hat Field in southeastern Alberta, Canada. Included in the purchase are two Medicine Hat natural gas wells drilled and completed in 2000-2001 on the lands subject to the leases.

         On a 160-acre spacing program, Superior has an opportunity to drill another 26 wells on the leased lands, tie them to an existing gathering system, and have all of the wells on stream by year end - subject to financing arrangements and the availability of drilling equipment.

         Capital costs to drill, complete (including one frac-job a well), tying-in the well to a gathering system and installation of surface treating facilities, is estimated at $400,000 a well. Recovery of these capital costs at current natural gas prices of $7 to $8 an Mcf should be achieved in approximately a 6-month period from the start of production.

         Superior has not yet closed this purchase of properties.

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

         We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no capital resources and a stockholders' deficiency. We have total assets of $329,557 and total liabilities of $1,280,054.

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


Item 3.           Controls and Procedures

         Evaluation  of  disclosure  controls  and  procedures.   The  Company's
management,  with the participation of the Company's Chief Executive Officer and
Chief  Financial  Officer,  has  evaluated  the  effectiveness  of the Company's disclosure  controls  and  procedures  as of  March  31,  2006.  Based  on  this evaluation,  the Company's Chief Executive  Officer and Chief Financial  Officer
concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel
Lloyd,  McCoy Energy Co.,  Superior Oil and Gas Co., and Big Daddy's BBQ Sauce &
Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2006, the amount of the judgment including interest was $555,958 with interest accruing in the quarterly amount of $8,442.

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

Item 2.           Unregistered Sales of Equity Securities

         Since our last report of sales of unregistered  equity securities (Form
10-QSB for period ended March 31, 2005), we have sold, in transactions exempt from registration pursuant to Regulation D, Rule 506, the following securities to the following persons. All sales were made to accredited investors with preexisting relationships with our company.

---------- --------------------------- -------------- ------------ -------------------------------------------------
Date       Purchaser                   No. of Shares  Value        Consideration Paid for the Shares
---------- --------------------------- -------------- ------------ -------------------------------------------------
05-18-05   Capitol Solutions Group        10,000       $   1,400   Financial consulting fee
---------- --------------------------- -------------- ------------ -------------------------------------------------
02-06-06   Uptick Capital Ltd.           500,000          75,000   Financial public relations
---------- --------------------------- -------------- ------------ -------------------------------------------------
02-06-06   JCSM Properties, Inc.         150,000          75,000   Legal fees
---------- --------------------------- -------------- ------------ -------------------------------------------------
02-06-06   J. Michael Sherrod            100,000          30,000   Legal, oil/gas title work 2005-2006
---------- --------------------------- -------------- ------------ -------------------------------------------------
02-15-06   OTC Services Inc.             150,000          40,500   Financial public relations
---------- --------------------------- -------------- ------------ -------------------------------------------------
02-15-06   Jack D. McCurdy, II            30,000           8,100   Legal fee
---------- --------------------------- -------------- ------------ -------------------------------------------------
02-15-06   Margaret Patterson              5,000           2,187   Website consulting fee
---------- --------------------------- -------------- ------------ -------------------------------------------------
02-15-06   The Cervelle Group            130,000          35,100   Financial public relations
---------- --------------------------- -------------- ------------ -------------------------------------------------
03-09-06   Ted Allen, III                300,000         201,000   Petroleum reserve engineering fees and expenses
---------- --------------------------- -------------- ------------ -------------------------------------------------
03-09-06   American Jet Charter, Inc.     80,000          37,600   Airplane charter
---------- --------------------------- -------------- ------------ -------------------------------------------------
03-09-06   Douglas Allen Newman          250,000         117,500   Accounting services and expenses
---------- --------------------------- -------------- ------------ -------------------------------------------------



---------- --------------------------- -------------- ------------ -------------------------------------------------
03-09-06   The Cervelle Group             75,000          35,250   Financial public relations
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   Darl W. Long                    3,000           1,440   Office phone repair
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   James M. Head                 150,000          72,000   Rig design
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   W.H. Foster, Jr.              300,000(1)       54,000   Purchase, 28 Kansas wells
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   Lynda Arnold                  150,000          19,500   Oil and gas lease
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   Hudson Resources Corp.        150,000          19,500   Oil and gas leases
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   Lloyds of America Ltd.        600,000         126,000   2004 pipeline purchase
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   Gary Dennis                    50,000          24,000   Equipment repair
---------- --------------------------- -------------- ------------ -------------------------------------------------
04-13-06   Uptick Capital Ltd.           200,000          96,000   Financial public relations
---------- --------------------------- -------------- ------------ -------------------------------------------------

-----------------------------
(1) Not delivered


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

         3(i)     Articles of Incorporation                                  *

         3(ii)    Bylaws                                                     *

         10.5 Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.

         10.6 Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.

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

Date:  May 19, 2006                      Superior Oil and Gas Co.



                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer