Form 10QSB
period 2006-06-30
SUPERIOR OIL & GAS CO
filed 2006-08-21
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 15, 2006, there were 20,049,214 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                            Superior Oil and Gas Co.
                                 Balance Sheets
                       June 30, 2006 and December 31, 2005
                                   (Unaudited)




                                                     June 30,      December 31,
                 ASSETS                                2006            2005
                                                   ------------    ------------

Current Assets
  Cash                                             $      5,801    $          8
  Deferred drilling costs                               477,001            --
  Deferred tax asset                                     70,000            --
                                                   ------------    ------------

Total Current Assets                                    552,802               8
                                                   ------------    ------------

Property and Equipment
  Oil and gas properties                                235,200            --
                                                   ------------    ------------

  Total Assets                                     $    788,002    $          8
                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $    211,736    $    236,055
  Deferred revenue                                      475,000            --
  Accrued Salaries                                       45,000            --
  Note payable                                           70,000          70,000
                                                   ------------    ------------
                                                        801,736         306,055
Other liabilities
  Accrued option expense                                180,000            --
  Debtor judgment                                       564,400         547,516
                                                   ------------    ------------

  Total Liabilities                                   1,546,136         853,571
                                                   ------------    ------------

Shareholders' Equity
  Common stock, $0.001 par value per share
  200,000,000 shares authorized, 18,844,714
  outstanding at June 30, 2006 and
  15,470,714 outstanding at December 31, 2005            18,944          15,471
Additional paid-in capital                            1,754,281       1,235,425
Accumulated deficit                                  (2,531,359)     (2,104,459)
                                                   ------------    ------------

  Total Shareholders' Equity                           (758,134)       (853,563)
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $    788,002    $          8
                                                   ============    ============


See Accompanying Notes to Financial Statements
See Accountants' Review Report


                            Superior Oil and Gas Co.
                            Statements of Operations
                       For the Three and Six months ended
                             June 30, 2006 and 2005

                                   (Unaudited)

                                                     Three                           Six
                                         ----------------------------    ----------------------------
                                         Months Ended    Months Ended    Months Ended    Months Ended
                                           June 30,        June 30,        June 30,        June 30,
                                             2006            2005            2006            2005
                                         ------------    ------------    ------------    ------------

Revenue                                  $       --      $       --      $       --      $       --
                                         ------------    ------------    ------------    ------------

Operating Expenses
   Administrative                             109,353          45,459         480,016          93,542
   Consulting                                    --              --              --              --
   Judgment                                     8,442           8,442          16,884          16,884
                                         ------------    ------------    ------------    ------------
                                              117,795          53,901         496,900         110,426
                                         ------------    ------------    ------------    ------------

Loss before income taxes                     (117,795)        (53,901)       (496,900)       (110,426)

Income tax expense (benefit)                     --              --           (70,000)           --
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (117,795)   $    (53,901)   $   (426,900)   $   (110,426)
                                         ============    ============    ============    ============


Loss per Share:
   Weighted average shares outstanding     18,229,181      15,467,000      16,895,903      15,463,000
                                         ============    ============    ============    ============
   Loss per share                        $      (0.01)          (nil)    $      (0.03)   $      (0.01)
                                         ============    ============    ============    ============

Diluted loss per share:
   Weighted average shares outstanding     19,470,714      15,467,000      18,899,285      14,563,000
                                         ============    ============    ============    ============
   Loss per share                        $      (0.01)          (nil)    $      (0.02)   $      (0.01)
                                         ============    ============    ============    ============







See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
                            For the Six Months Ended
                             June 30, 2006 and 2005
                                   (Unaudited)


                                                        June 30,      June 30,
                                                          2006          2005
                                                       ----------    ----------

Cash flows from operating activities:
  Net loss                                             $ (426,900)   $ (110,426)
Adjustment to reconcile net loss to net cash
  provided by (used by operating activities):
  Increase in deferred tax asset                          (70,000)        1,000
  Common Stock issued for services                        189,629          --
  Increase in deferred drilling costs                    (477,001)         --
  Increase (decrease) in accounts payable                 (24,319)         --
  Increase in accrued salaries                             45,000          --
  Increase in debtor judgement                             16,884          --
  Increase in accrued option expense                      180,000          --
  Increase in deferred revenue                            475,000        93,118
                                                       ----------    ----------

Net cash provided (used) by operating activities          (91,707)      (16,308)
                                                       ----------    ----------

Cash flows from investing activities
  Increase in oil and gas properties                     (235,200)         --
  Issuance of common stock                                   --          15,792
                                                       ----------    ----------
                                                         (235,200)       15,792
                                                       ----------    ----------

Cash flows from financing activities
  Common stock issued for assets                          332,700          --
                                                       ----------    ----------
                                                          332,700          --
                                                       ----------    ----------

Increase (decrease) in cash                                 5,793          (516)

Cash at beginning of period                                     8           516
                                                       ----------    ----------

Cash at end of period                                  $    5,801    $     --
                                                       ==========    ==========

Non-cash activities:
  Cash paid for interest                               $     --      $     --
                                                       ==========    ==========
  Cash paid for income taxes                           $     --      $     --
                                                       ==========    ==========





See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

         Share-Based Compensation:

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

Note 3 - Income Taxes
         ------------

         The Company has substantial net operating losses available to reduce future federal and state taxable income. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The net operating losses will expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

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

Note 4 - Notes Payable

         There is a note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest payable by the issuance of 100,000 shares of common stock on October 20, 2004.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006



Note 5 - Common Stock Transactions
         -------------------------

         During the quarter ended June 30, 2006, the Company issued 1,703,000 common shares, primarily for consulting services. The common shares are restricted under Section 144 and were valued from $0.28 to $0.43 per common share. The values were based upon the trading price at the time of issuance and discounted at seventy percent due to the restrictive nature of the shares.

Note 6 - Earnings Per Share
         ------------------


                                                        2006            2005
                                                    ------------    -----------

         Basic net income (loss) per common share:
         Common shares outstanding                    18,943,714     15,463,333
                                                    ============    ===========

               Weighted average shares outstanding    16,895,903     15,460,714
                                                    ============    ===========

               Net Income (Loss) per share          $      (0.03)   $     (0.01)
                                                    ============    ===========

         Diluted net income (loss) per common share:
               Common shares outstanding              19,470,714     15,463,333
                                                    ============    ===========

               Weighted average shares outstanding    18,899,285     15,463,333
                                                    ============    ===========

               Net Income (Loss) per share          $      (0.02)   $     (0.01)
                                                    ============    ===========

Note 7- Related Party Transactions
        --------------------------

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures, which also may require their time and attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolutions of such conflicts. A related company provides the Company's office facilities at no cost.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


Note 8 - Going Concern Uncertainties
         ---------------------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of June 30, 2006, the amount of the judgment, including accrued interest was $564,400. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Management is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance shareholder value. The Company has experienced significant liquidity problems and has no capital resources or shareholders' equity and therefore does not have sufficient capital to meet their capital needs during the next twelve months. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to obtain additional funds, which will impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

         The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. APB No. 25 allows for no recognition of compensation cost if the exercise price of the option is equal to the fair value of the stock at grant date. Accordingly, no compensation cost had been recognized for stock options granted in financial statements previous to January 1, 2006.

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

         As of June 30, 2006, the Company has awarded shared-based compensation to executives of the Company. The compensation cost and income tax benefit was $180,000 and $70,000 for the six months ended June 30, 2006 respectively. There were no option grants in 2004 and 2003 subject to the SFAS.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

         o Shares were issued on April 1, 2006 to be held by the Company until transfer to the company of title to the properties and delivery of certain information regarding the wells to be purchased.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         In May 2004, we entered into an agreement with Lloyd's of America, Inc. to acquire its 50-foot wide and 26,000-foot long Bureau of Land Management ("BLM") right-of-way in the White River Resource Area of Rio Blanco County, Colorado. In February 2006, we received the assigned permit from BLM. The purchase price for the right-of-way was 600,000 shares of common stock, which was paid to Lloyd's of America, plus five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us "the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline." The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.

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

         On April 6, 2006, we entered into an agreement to acquire 28 natural gas wells located in the Cherokee Basin near Southeast Kansas and Northeast Oklahoma. Nine of the 28 wells are producing natural gas, an additional three of the 28 wells have been drilled, tested and completed and await only the final installation of pump jacks, and the remaining 16 of the 28 wells earlier were producing wells but were shut-in due to low prices for natural gas and today require varying degrees of workover to become productive again. We acquired the wells on April 13, 2006 for 300,000 shares of common stock valued at $210,000.

         On May 23, 2006 the registrant, Superior Oil and Gas Co. ("Superior") completed the acquisition of a significant amount of assets, otherwise than in the ordinary course of business.

         The assets involved are three-year oil and gas leases covering lands in three Oklahoma counties as follows:

         o        Kingfisher County -           8 leases covering 640 acres
         o        Canadian County -             1 lease covering 320 acres
         o        Pushmataha County -           4 leases covering 125 acres

         The leases were acquired from Hudson Resources Corp. of Yukon, Oklahoma. There is no material relationship, other than in respect of this transaction, between such entity and Superior or any of its affiliates, or any director or officer of Superior or any associate of any such director or officer.

         The nature and amount of consideration given for the leases was 1,005,000 shares of Common Stock of Superior, valued at $402,000.

         This transaction had the effect of causing our company to cease being a shell company.

Plan of Operation for the Next Twelve Months

         Our current  business plan is to develop our oil and gas  properties by
(i) constructing the natural gas pipeline on our right-of-way in Rio Blanco County, Colorado and (ii) drilling wells on the leases we acquired this year. We will continue to seek, investigate, and, if warranted, acquire one or more oil, gas or related properties, and to pursue other activities intended to enhance shareholder value. The acquisition of a property or a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no capital resources and a stockholders' deficiency. We have total assets of $788,002 and total liabilities of $1,546,136.

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


Item 3.  Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel
Lloyd,  McCoy Energy Co.,  Superior Oil and Gas Co., and Big Daddy's BBQ Sauce &
Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of June 30, 2006, the amount of the judgment including interest was $564,400 with interest accruing in the quarterly amount of $8,442.

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

Item 2.  Unregistered Sales of Equity Securities

         Since our last report of sales of unregistered  equity securities (Form
10-QSB for period ended March 31, 2006), we have sold, in transactions exempt from registration pursuant to Regulation D, Rule 506, the following securities to the following persons. All sales were made to accredited investors with preexisting relationships with our company.

--------- ----------------------- -------------- --------- --------------------------------------------------
Date      Purchaser               No. of Shares   Value     Consideration Paid for the Shares
--------- ----------------------- -------------- --------- --------------------------------------------------
05-22-06  Kenneth L. Turk               100,000    40,000   Construction of well sites Lonesome River Project
--------- ----------------------- -------------- --------- --------------------------------------------------
07-11-06  Hudson Resources Corp.      1,005,000   402,000   Oil and gas leases
--------- ----------------------- -------------- --------- --------------------------------------------------
07-11-06  Thomas J. Kenan               100,500    40,200   Legal fees
--------- ----------------------- -------------- --------- --------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

         3(i)     Articles of Incorporation                                  *
         3(ii)    Bylaws                                                     *
         10.5     Purchase and Sale Agreement entered into December 13,      **
                  2005 between  Superior Oil and Gas Co. and William H.
                  Foster.
         10.6     Purchase  and Sale  Agreement  entered into April 24,      **
                  2006 between Enerhance Energy,  Inc. and Superior Oil
                  and Gas Co.
         10.7     Assignment  of Oil and Gas  Leases  executed  May 23,      ***
                  2006 from Hudson  Resources  Corp to Superior Oil and
                  Gas Co. covering lands in Kingfisher County, Oklahoma
         10.8     Assignment  of Oil and Gas  Leases  executed  May 23,      ***
                  2006 from Hudson  Resources  Corp to Superior Oil and
                  Gas Co. covering lands in Canadian County, Oklahoma
         10.9     Assignment  of Oil and Gas  Leases  executed  May 23,      ***
                  2006 from Hudson  Resources  Corp to Superior Oil and
                  Gas Co. covering lands in Pushmataha County, Oklahoma
         14       Code of Ethics for the Chief  Executive  Officer  and      +++
                  Senior Financial Officers.
         16       Letter on Change in Certifying Accountant                  *
         31       Certification of Chief Executive  Officer pursuant to
                  18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

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

         * Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

         +++ Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

         ** Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

         *** Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  August 21, 2006                   Superior Oil and Gas Co.



                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer