Form 10KSB/A
period 2005-12-31
SUPERIOR OIL & GAS CO
filed 2006-10-20
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

Item 1   Description of Business........................................       1
         Business Development...........................................       1
         Business of Superior Oil and Gas Co. ..........................       1
         Employees......................................................       1

Item 2   Description of Property........................................       1

Item 3   Legal Proceedings..............................................       2

Item 4   Submission of Matters to a Vote of Security Holders............       2

Item 5   Market for Common Equity and Related Stockholder Matters.......       2

Item 6   Management's Discussion and Analysis...........................       4
         Need for Additional Financing..................................       4
         Off-Balance Sheet Arrangements ................................       5
         Contractual obligations........................................       5

Item 7   Financial Statements...........................................       6

Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................      18

Item 8A  Controls and Procedures........................................      18

Item 8B  Other Information..............................................      18

Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............      18
         Compliance with Section 16(a) of the Exchange Act..............      20
         Audit Committee and Audit Committee Financial Expert...........      20
         Code of Ethics.................................................      20

Item 10  Executive Compensation.........................................      20
           Stock Options................................................      21
           Employment Contracts.........................................      21

Item 11  Security Ownership of Certain Beneficial Owners
           and Management...............................................      21

Item 12  Certain Relationships and Related Transactions.................      22

Item 13  Exhibits.......................................................      23

Item 14  Principal Accountant Fees and Services.........................      24

Signatures..............................................................      25

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

         Our oil and gas properties consist of the following:


         Rio Blanco County, Colorado right-of-way for a pipeline. In May 2004, we entered into an agreement with Lloyd's of America, Inc. to acquire its 50-foot wide and 26,000-foot long Bureau of Land Management ("BLM") right-of-way in the White River Resource Area of Rio Blanco County, Colorado. In February 2006, we received the assigned permit from BLM. The purchase price for the right-of-way was 600,000 shares of common stock, which was paid to Lloyd's of America on April 13, 2006, plus the obligation to issue five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us "the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline." The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.


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

         Securities Authorized for Issuance Under Equity Compensation Plans.
         -------------------------------------------------------------------

         We have no compensation plans under which equity securities are authorized for issuance.

         Recent Sales of Unregistered Securities.
         ----------------------------------------

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

         We received $10,000 during the year for petroleum industry consulting performed by our president, Dan Lloyd, for an unrelated third party. We do not expect this type of revenue to be repeated in the future.


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

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2005 and 2004



                                                      2005         2004
                                                   ---------    ---------


Cash flows from operating activities:

    Net loss                                       $(142,417)   $(921,664)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

    Common stock issued for services                  16,792      709,005

    Increase (decrease) in accounts payable          125,117      142,650
                                                   ---------    ---------

Net cash provided (used) by operating activities        (508)     (70,009)
                                                   ---------    ---------

Cash flows from investing activities                    --           --
                                                   ---------    ---------

Cash flows from financing activities
    Increase in notes payable                           --         70,000
    Sale of common stock                                --            525
                                                   ---------    ---------

                                                        --         70,525
                                                   ---------    ---------

Increase (decrease) in cash                             (508)         516

Cash at beginning of period                              516         --
                                                   ---------    ---------

Cash at end of period                              $       8    $     516
                                                   =========    =========


Non-cash activities:
    Cash paid for interest                         $    --      $    --
                                                   =========    =========
    Cash paid for income taxes                     $    --      $    --
                                                   =========    =========


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

Note 5 - Common Stock Transactions
         -------------------------


         During the year ended December 31, 2005 the Company issued 10,000 common shares for consulting services. During the year ended December 31, 2004, the Company issued 3,360,000 common shares, primarily for consulting services. Additionally, the Company issued 525,000 shares in payment for legal services provided, 100,000 as additional interest on a note payable, and 3,000,000 to a related party for administrative services provided. The common shares issued are restricted under
         Section 144 and were valued from $0.015 to $0.40 per common share. The values were based upon the trading price at the time of issuance and at seventy percent of the trading price due to the restrictive nature of the shares and lack of any significant volume in the trading of the shares.

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

Note 10 - Proposed Acquisitions
          ---------------------


         Option to Purchase Oil and Gas Leases:

         On January 5, 2005 Superior Oil and Gas Co. entered into an agreement to acquire an option with an unaffiliated party, Jones and Buck, a Kansas partnership ("Jones and Buck"), with regard to which agreement the principal terms and conditions are as follows:

         o Superior is to purchase from Jones and Buck a 90-day option to acquire Jones and Bucks' interest in 7,320 acres of oil and gas leases covering 5,560 producing acres and 1,760 non-producing acres in Chautauqua County, Kansas. There are 38 oil wells and 15 natural gas wells situated on the producing acreage.

         o The purchase price of the option was 100,000 shares of common stock of Superior, which shares have not been issued.

         o The exercise price of the option, should it be exercised, is $3 million cash.

         The company never completed the option by issuing the 100,000 shares of stock and the option expired by its terms.


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

         o        Effective date of April 1, 2006.

         o        Shares were issued on April 6, 2006.


Note 12 - Revenue received for consulting services
          ----------------------------------------

         The company received $10,000 in September of 2005 from an unrelated party for consulting done by the President of the Company on an oil venture. It cannot be expected that this type of revenue will be repeated in the future.

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


         The registrant made no changes in its internal control over financial reporting that occurred during its fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.



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

                            SUPERIOR OIL AND GAS CO.




Date:  October 20, 2006                  By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  October 20, 2006                     /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chairman, Chief
                                           Executive Officer, Chief
                                           Financial Officer  and Director



Date:  October 20, 2006                     /s/ Gayla McCoy
                                           -------------------------------------
                                           Gayla McCoy, Secretary-Treasurer



Date:  October 20, 2006                     /s/ Bill Sparks
                                           -------------------------------------
                                           Bill Sparks, Director



Date:  October 20, 2006                     /s/ W.R. Lott III
                                           -------------------------------------
                                           W.R. Lott III, Director

                                  EXHIBIT INDEX


                         AMENDMENT NO. 1 TO FORM 10-KSB

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