Form 10QSB/A
period 2006-03-31
SUPERIOR OIL & GAS CO
filed 2006-10-20
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006


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

                            Superior Oil and Gas Co.
                                 Balance Sheets
                      March 31, 2006 and December 31, 2005
                                   (Unaudited)



                                                     March 31,     December 31,
                 ASSETS                                2006            2005
                                                   ------------    ------------

Current Assets
  Cash                                             $    197,902    $          8
  Deferred drilling costs                                61,655            --
  Deferred tax asset                                     70,000            --
                                                   ------------    ------------

Total Assets                                       $    329,557    $          8
                                                   ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $    201,596    $    236,055
  Deposits                                              250,000            --
  Acrued salaries                                        22,500            --
  Note payable                                           70,000          70,000
                                                   ------------    ------------
                                                        544,096         306,055
Other liabilities
  Accrued option expense                                180,000            --
  Debtor judgment payable                               555,958         547,516
                                                   ------------    ------------

  Total Liabilities                                   1,280,054         853,571
                                                   ------------    ------------

Shareholders' Equity
  Common stock, $0.001 par value per share
  200,000,000 shares authorized, 17,240,714
  outstanding at March 31, 2006 and
  15,470,714 outstanding at December 31, 2005            17,241          15,471
Additional paid-in capital                            1,445,826       1,235,425
Accumulated deficit                                  (2,413,564)     (2,104,459)
                                                   ------------    ------------

  Total Shareholders' Equity                           (950,497)       (853,563)
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $    329,557    $          8
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
                                                   ============    ============
   Loss per share                                  $      (0.02)          (nil)
                                                   ============    ============






See Accompanying Notes to Financial Statements
See Accountants' Review Report


                            Superior Oil and Gas Co.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)



                                                        Three-            Three-
                                                    Months Ended      Months Ended
                                                   March 31, 2006    March 31, 2005
                                                   --------------    --------------
Cash flows from operating activities:
  Net loss                                         $     (309,105)   $      (56,525)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

  Increase in deferred tax asset                          (70,000)             --
  Common stock issued for services                        212,171              --
  Increase in deferred drilling costs                     (61,655)             --
  Increase (decrease) in accounts payable                 (26,017)           40,226
  Increase in accrued salaries                             22,500              --
  Increase in accrued option expense                      180,000              --
  Increase in deposits                                    250,000              --
                                                   --------------    --------------


Net cash provided (used) by operating activities          197,894           (16,299)
                                                   --------------    --------------

Cash flows from investing activities                         --              15,791
                                                   --------------    --------------

Cash flows from financing activities
  Increase in notes payable                                  --                --
  Sale of common stock                                       --                --
                                                   --------------    --------------

                                                             --                --
                                                   --------------    --------------

Increase (decrease) in cash                               197,894              (508)

Cash at beginning of period                                     8               516
                                                   --------------    --------------

Cash at end of period                              $      197,902    $            8
                                                   ==============    ==============

Non-cash activities:
  Cash paid for interest                           $         --      $         --
                                                   ==============    ==============
  Cash paid for income taxes                       $         --      $         --
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



Note 11 - Deferred Drilling Costs
          -----------------------

          The Company is in the process of acquiring several leases for possible drilling. The costs represented are for site survey and plat maps ($1,355) and a petroleum engineering fee ($61,655) for an unproved site in Blaine County, Oklahoma. These costs will be added to the cost of the drilling when commenced. If the company decides not to go ahead with the project, it will be written off in the quarter in which the project is abandoned.

Note 12 - Deposits
          --------

          The Company is planning to drill a well in the Lonesome River Prospect in Blaine County, Oklahoma. It is selling working interests in the project to oil and gas investors. The deposits represent working interests for 10.5% of the estimated cost of the well. These deposits will be used to offset the investors' cost of the well as it is drilled and completed. Should costs exceed the estimate for the working interest owners, they are subject to a call for additional funds for their additional costs.

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


         In May 2004, we entered into an agreement with Lloyd's of America, Inc. to acquire its 50-foot wide and 26,000-foot long Bureau of Land Management ("BLM") right-of-way in the White River Resource Area of Rio Blanco County, Colorado. In February 2006, we received the assigned permit from BLM. The purchase price for the right-of-way was 600,000 shares of common stock, which was paid to Lloyd's of America on April 13, 2006, plus the continuing obligation to issue five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us "the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline." The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.


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


Date:  October 20, 2006                  Superior Oil and Gas Co.




                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer