Form 10QSB/A
period 2006-06-30
SUPERIOR OIL & GAS CO
filed 2006-10-20
CIK 1216774

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

                            Superior Oil and Gas Co.
                                 Balance Sheets
                       June 30, 2006 and December 31, 2005
                                   (Unaudited)




                                                     June 30,      December 31,
              ASSETS                                   2006            2005
                                                   ------------    ------------

Current Assets
    Cash                                           $      5,801    $          8
    Deferred drilling costs                             477,001            --
    Deferred tax asset                                   70,000            --
                                                   ------------    ------------

Total Current Assets                                    552,802               8
                                                                   - ----------

Property and Equipment
    Oil and gas properties                              235,200            --
                                                   ------------    ------------

    Total Assets                                   $    788,002    $          8
                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                               $    211,736    $    236,055
    Deferred revenue                                    475,000            --
    Accrued Salaries                                     45,000            --
    Note payable                                         70,000          70,000
                                                   ------------    ------------
                                                        801,736         306,055
Other liabilities
    Accrued option expense                              180,000            --
    Debtor judgment                                     564,400         547,516
                                                   ------------    ------------

    Total Liabilities                                 1,546,136         853,571
                                                   ------------    ------------

Shareholders' Equity
    Common stock, $0.001 par value per share
    200,000,000 shares authorized, 18,844,714
    outstanding at June 30, 2006 and
    15,470,714 outstanding at December 31, 2005          18,944          15,471
Additional paid-in capital                            1,754,281       1,235,425
Accumulated deficit                                  (2,531,359)     (2,104,459)
                                                   ------------    ------------

    Total Shareholders' Equity                         (758,134)       (853,563)
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $    788,002    $          8
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








See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
                            For the Six Months Ended
                             June 30, 2006 and 2005
                                   (Unaudited)



                                                    June 30,     June 30,
                                                     2006         2005
                                                   ---------    ---------

Cash flows from operating activities:
    Net loss                                       $(426,900)   $(110,426)
Adjustment to reconcile net loss to net cash
    provided by (used by operating activities):
    Increase in deferred tax asset                   (70,000)       1,000
    Common Stock issued for services                 189,629         --
    Increase in deferred drilling costs             (477,001)        --
    Increase (decrease) in accounts payable          (24,319)        --
    Increase in accrued salaries                      45,000         --
    Increase in debtor judgement                      16,884         --
    Increase in accrued option expense               180,000         --
    Increase in deferred revenue                     475,000       93,118
                                                   ---------    ---------

Net cash provided (used) by operating activities     (91,707)     (16,308)
                                                   ---------    ---------

Cash flows from investing activities
    Increase in oil and gas properties              (235,200)        --
    Issuance of common stock                            --         15,792
                                                   ---------    ---------
                                                    (235,200)      15,792
                                                   ---------    ---------

Cash flows from financing activities
    Common stock issued for assets                   332,700         --
                                                   ---------    ---------
                                                     332,700         --
                                                   ---------    ---------

Increase (decrease) in cash                            5,793         (516)

Cash at beginning of period                                8          516
                                                   ---------    ---------

Cash at end of period                              $   5,801    $    --
                                                   =========    =========

Non-cash activities:
    Cash paid for interest                         $    --      $    --
                                                   =========    =========
    Cash paid for income taxes                     $    --      $    --
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

Note 6 - Earnings Per Share
         ------------------


                                                        2006            2005
                                                    ------------    -----------

         Basic net income (loss) per common share:
         Common shares outstanding                    18,944,714     15,460,714
                                                    ============    ===========

               Weighted average shares outstanding    16,896,714     15,460,714
                                                    ============    ===========

               Net Income (Loss) per share          $      (0.02)   $      --
                                                    ============    ===========

         Diluted net income (loss) per common share:
               Common shares outstanding              19,470,714     15,460,714
                                                    ============    ===========

               Weighted average shares outstanding    18,970,714     15,460,714
                                                    ============    ===========

               Net Income (Loss) per share          $      (0.02)   $      --
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


         o On October 20, 2006 the agreement was rescinded due to the properties' owner's failure to transfer title to more than one-third of the interest in the properties.

Note 11 - Acquisition of 13 Oil and Gas Leases in Oklahoma

         In May 2006 the Company agreed to acquire 13 unproved oil and gas leases in three Oklahoma counties from Hudson Resources. No drilling operations had been conducted by Hudson Resources or previous owners of the properties. The transaction was completed on July 11, 2006 by the issuance of 1,005,000 shares of restricted common stock of the Company and will be reflected in the September 30, 2006 financial statements.

Note 12 - Acquisition of "Rio Blanco County, Colorado right of way for a pipeline"

         On April 13, 2006, 600,000 shares of restricted common stock were issued for the purchase of this property. The transaction was valued at $111,600 and is included in the balance sheet under oil & gas properties.

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


         In May 2004, we entered into an agreement with Lloyd's of America, Inc. to acquire its 50-foot wide and 26,000-foot long Bureau of Land Management ("BLM") right-of-way in the White River Resource Area of Rio Blanco County, Colorado. In February 2006, we received the assigned permit from BLM. The purchase price for the right-of-way was 600,000 shares of common stock, which was paid to Lloyd's of America, on April 13, 2006, plus the continuing obligation to issue five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us "the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline." The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.


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


         On April 6, 2006, we entered into an agreement to acquire 28 natural gas wells located in the Cherokee Basin near Southeast Kansas and Northeast Oklahoma. Nine of the 28 wells are producing natural gas, an additional three of the 28 wells have been drilled, tested and completed and await only the final installation of pump jacks, and the remaining 16 of the 28 wells earlier were producing wells but were shut-in due to low prices for natural gas and today require varying degrees of workover to become productive again. We agreed to acquire the wells on April 13, 2006 for 300,000 shares of common stock valued at $210,000. The failure of the owner of the leases to convey complete title to the leases led to our rescission of the agreement on October 20, 2006.


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