Form 10QSB
period 2006-09-30
SUPERIOR OIL & GAS CO
filed 2006-11-20
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 7, 2006, there were 22,449,214 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          15

Item 3.  Controls and Procedures                                            18

PART II - OTHER INFORMATION                                                 18

Item 1.  Legal Proceedings                                                  18

Item 2.  Unregistered Sales of Securities                                   18

Item 6.  Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION




                          Item 1. Financial Statements


                                                                            PAGE
                                                                            ----

Balance Sheets September 30, 2006 (Unaudited)                                4
Statements of Operations for the Three and Nine Months Ended
         September 30, 2006 and 2005 (Unaudited)                             5
Statements of Cash Flows for the Nine Months Ended
         September 30, 2006 and 2005 (Unaudited)                             6
Notes to Financial Statements                                                8

                            Superior Oil and Gas Co.
                                 Balance Sheets
                    September 30, 2006 and December 31, 2005
                                   (Unaudited)



                                                 September 30,     December 31,
            ASSETS                                    2006             2005
                                                 -------------    -------------

Current Assets
  Cash                                           $      94,834    $           8
  Deferred drilling costs                              249,933             --
  Deferred tax asset                                    70,000             --
                                                 -------------    -------------

Total Current Assets                                   414,767                8
                                                 -------------    -------------

Property and Equipment
  Oil and gas properties
    Pipeline right of way                              111,600             --
    Oil & gas leases undeveloped                       457,800             --
    Uncompleted wells                                  321,666             --
                                                 -------------    -------------
                                                       891,066             --
                                                 -------------    -------------

  Total Assets                                   $   1,305,833    $           8
                                                 =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $     200,927    $     236,055
  Deposits for drilling                                566,631             --
  Accrued salaries                                      67,500             --
  Note payable                                          70,000           70,000
                                                 -------------    -------------
                                                       905,058          306,055
Other liabilities
  Accrued option expense                               180,000             --
  Debtor judgment                                      572,842          547,516
                                                 -------------    -------------

  Total Liabilities                                  1,657,900          853,571
                                                 -------------    -------------

Shareholders' Equity
  Common stock, $0.001 par value per share
  200,000,000 shares authorized, 20,649,214
  outstanding at September 30, 2006 and
  15,470,714 outstanding at December 31, 2005           20,650           15,471
Additional paid-in capital                           2,371,475        1,235,425
Accumulated deficit                                 (2,744,192)      (2,104,459)
                                                 -------------    -------------

  Total Shareholders' Equity                          (352,067)        (853,563)
                                                 -------------    -------------

Total Liabilities and Shareholders' Equity       $   1,305,833    $           8
                                                 =============    =============







See Accompanying Notes to Financial Statements


                            Superior Oil and Gas Co.
                            Statements of Operations
         For the Three and Nine Months ended September 30, 2006 and 2005

                                   (Unaudited)


                                                     Three                             Nine
                                         Months Ended     Months Ended     Months Ended     Months Ended
                                         September 30,    September 30,    September 30,    September 30,
                                              2006             2005             2006             2005
                                         -------------    -------------    -------------    -------------

Revenue                                  $        --      $      10,000    $        --      $      10,000
                                         -------------    -------------    -------------    -------------

Operating Expenses
   Administrative                              204,391            7,243          684,407          100,785
   Consulting                                     --               --               --               --
   Judgment                                      8,442            8,442           25,326           25,326
                                         -------------    -------------    -------------    -------------
                                               212,833           15,685          709,733          126,111
                                         -------------    -------------    -------------    -------------

Loss before income taxes                      (212,833)          (5,685)        (709,733)        (116,111)

Income tax expense (benefit)                      --               --            (70,000)            --
                                         -------------    -------------    -------------    -------------

Net loss                                 $    (212,833)   $      (5,685)   $    (639,733)   $    (116,111)
                                         =============    =============    =============    =============


Loss per Share:
   Weighted average shares outstanding      19,687,000       15,471,000       17,589,000       15,466,000
                                         =============    =============    =============    =============
   Loss per share                                (nil)            (nil)            (nil)            (nil)
                                         =============    =============    =============    =============



















See Accompanying Notes to Financial Statements


                            Superior Oil and Gas Co.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)


                                                                    Nine
                                                       Months Ended     Months Ended
                                                       September 30,    September 30,
                                                            2006             2005
                                                       -------------    -------------
Cash flows from operating activities:

  Net loss                                             $    (639,733)   $    (116,111)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

  Increase in deferred tax asset                             (70,000)            --
  Increase in deferred drilling costs                       (249,933)            --
  Increase (decrease) in accounts payable                    (35,128)         103,524
  Increase in accrued salaries                                67,500             --
  Increase in debtor judgement                                25,326             --
  Increase in accrued option expense                         180,000             --
  Increase in deposits for drilling                          566,631             --
                                                       -------------    -------------


Net cash provided (used) by operating activities            (155,337)         (12,587)
                                                       -------------    -------------

Cash flows from investing activities
  Increase in oil and gas properties                        (891,066)            --
  Issuance of common stock for cash                           75,000           15,792
  Issuance of common stock for properties & services       1,066,229            1,000
                                                       -------------    -------------
                                                             250,163           16,792
                                                       -------------    -------------

Cash flows from financing activities                            --               --
                                                       -------------    -------------


Increase (decrease) in cash                                   94,826            4,205

Cash at beginning of period                                        8              516
                                                       -------------    -------------

Cash at end of period                                  $      94,834    $       4,721
                                                       =============    =============




See Accompanying Notes to Financial Statements

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)





                                                               Nine
                                                   Months Ended    Months Ended
                                                   September 30,   September 30,
                                                        2006            2005
                                                   -------------   -------------

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period for:
         Interest                                  $        --     $        --
                                                   =============   =============
         Income taxes                              $        --     $        --
                                                   =============   =============



Non Cash Investing and Financing Activities
   Common stock issued for services                $     387,329   $       1,000
                                                   =============   =============


   Common stock issued for oil and gas properties  $     678,900   $        --
                                                   =============   =============

   Common stock issued for cash                    $      75,000   $       4,800
                                                   =============   =============



























See Accompanying Notes to Financial Statements

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



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

         Oil & Gas Properties:

         Oil and gas investments are accounted for by the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the cost of unsuccessful exploratory wells are expensed. Costs attributable to working interest partners are not included in the capitalized costs of the company.

         Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

         The estimated costs of dismantlement and abandonment of depleted wells, net of estimated salvage value, is considered to be immaterial in amount and, therefore, no accrual for such costs is included in these financial statements.

         The carrying value of capitalized oil and gas property costs is compared annually to the future net revenues attributable to the related proved developed oil and gas reserves. Such costs are reduced to the extent they exceed the future net revenues of the related proved developed oil and gas reserves. Oil and gas reserve information and other required disclosures related to oil and gas operations has been omitted, due to the limited revenues derived from such activity.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006




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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006




Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or shareholders' equity.

Note 3 - Income Taxes
         ------------

         As of September 30, 2006 the Company had substantial net operating losses available to reduce future federal and state taxable income. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The net operating losses will expire over the next 5 to 15 years. The net operating losses may or may not be realized which will be dependant on future earnings, which are currently uncertain.

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

Note 5 - Common Stock Transactions
         -------------------------

         During the quarter ended September 30, 2006, the Company issued 2,105,000 common shares, 750,000 shares for oil and gas leases, 750,000 shares for consulting services, 105,500 shares for legal services and 150,000 shares for cash. The common shares are restricted under Section 144 and were valued from $0.21 to $0.50 per common share. The values were based upon the trading price at the time of issuance.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006





Note 6 - Earnings Per Share
         ------------------

                                                           2006          2005
                                                        ----------   -----------

         Basic net income (loss) per common share:
         Common shares outstanding                      20,649,214    15,460,714
                                                        ==========   ===========

               Weighted average shares outstanding      17,589,000    15,460,714
                                                        ==========   ===========

               Net Income (Loss) per share              $     --     $      --
                                                        ==========   ===========

         Diluted net income (loss) per common share:
               Common shares outstanding                19,470,714    15,460,714
                                                        ==========   ===========

               Weighted average shares outstanding      18,970,714    15,460,714
                                                        ==========   ===========

               Net Income (Loss) per share              $     --     $      --
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

Note 8 - Going Concern Uncertainties
         ---------------------------
         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2006, the amount of the judgment, including accrued interest was $572,842. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Management is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance shareholder value. The Company has experienced significant liquidity problems and has no capital resources or shareholders' equity and therefore does not have sufficient capital to meet their capital needs during the next twelve months. Due to recurring losses and the

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



Note 8 - Going Concern Uncertainties (Continued)
         ---------------------------

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



Note 9 - Stock Option Plan (Continued)
         -----------------

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

         As of September 30, 2006, the Company has awarded share-based compensation to executives of the Company. The compensation cost and income tax benefit was $180,000 and $70,000 for the nine months ended September 30, 2006, respectively. There were no option grants in 2004 and 2003 subject to the SFAS.

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

Note 10 - Proposed  Acquisition of Gas Wells with Principal Terms and Conditions
          ----------------------------------------------------------------------
          as Follows:
          ----------

         o Agreed to purchase twenty-eight wells located on ten properties in southeast Kansas. Nine producing wells, three completed awaiting equipment, and sixteen formerly producing but now shut in.

         o Purchase price of 300,000 shares of the Company's restricted stock.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006




Note 10 - Proposed  Acquisition of Gas Wells with Principal Terms and Conditions
          ----------------------------------------------------------------------
          as Follows: (Continued)
          ----------


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

         o The Company has since rescinded this contract and taken the $55,800 included in Oil & Gas properties on the June 30, 2006 off the books and reduced its outstanding shares for the 300,000 shares shown on the June 30, 2006 balance sheet.

Note 11 - Acquisition of 13 Oil and Gas Leases in Oklahoma
          ------------------------------------------------

         In May 2006 the Company agreed to acquire thirteen unproved oil and gas leases in three Oklahoma counties from Hudson Resources. No drilling operations had been conducted by Hudson Resources or previous owners of the properties. The transaction was completed on July 11, 2006 by the issuance of 1,005,000 shares of restricted common stock of the Company and is reflected in the September 30, 2006 financial statements.

Note 12 - Deferred Drilling Costs
          -----------------------

         The Company has advanced a drilling contractor $249,933 for a deposit to drill wells in Kingfisher and Canadian Counties.

Note 13 - Deposits
          --------

         The Company is currently drilling wells in Blaine and Garfield Counties in Oklahoma and has a working interest partner in each well. This amount represents advances in excess of the working interest partners' costs on these wells. These deposits will be used to offset the investors' cost of the well as it is completed. Should costs exceed the estimate for the working interest owners, they are subject to a call for additional funds for their additional costs.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         The assets involved are three-year oil and gas leases covering undeveloped lands in three Oklahoma counties as follows:


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

         On September 2, 2006 we commenced drilling operations on our Windy Vista No. 1 Well in Garfield County, Oklahoma. On September 29 we reached total depth of 6,550 feet and logged the well. The neutron log indicated numerous formations that may contain oil or natural gas in commercial quantities. Initial completion attempts on the Wilcox Formation were not successful due, we believe, to a poor cement job. Completion is now in progress on the Mississippi Formation.

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

         We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders' equity. We have no capital resources and a stockholders' deficiency. We have total assets of $1,305,833 and total liabilities of $1,657,900.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel
Lloyd,  McCoy Energy Co.,  Superior Oil and Gas Co., and Big Daddy's BBQ Sauce &
Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2006, the amount of the judgment including interest was $572,842 with interest accruing in the quarterly amount of $8,442.

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

Item 2.           Unregistered Sales of Equity Securities

         Since our last report of sales of unregistered  equity securities (Form
10-QSB for period ended June 30, 2006), we have sold, in transactions exempt from registration pursuant to Regulation D, Rule 506, the following securities to the following persons. All sales were made to accredited investors with preexisting relationships with our company.

--------- -------------------- -------------- --------- ---------------------------------
Date      Purchaser            No. of Shares  Value     Consideration Paid for the Shares
--------- -------------------- -------------- --------- ---------------------------------
09-18-06  Steve Heard                500,000  $105,000  Acquisition of Oil and Gas Leases
--------- -------------------- -------------- --------- ---------------------------------
09-18-06  Uptick Capital Ltd.        250,000    52,500  Public Relations Services
--------- -------------------- -------------- --------- ---------------------------------
10-11-06  Claud Cypert, TTEE         150,000    75,000  Cash
--------- -------------------- -------------- --------- ---------------------------------

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

Date:  November 17, 2006                Superior Oil and Gas Co.



                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer