Form 10KSB/A
period 2005-12-31
SUPERIOR OIL & GAS CO
filed 2007-03-13
CIK 1216774

U.S. SECURITIES AND EXCHANGECOMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 2 TO FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                            Superior Oil and Gas Co.
             (Exact name of registrant as specified in its charter)

            Nevada                        000-50173              87-0537621
            ------                        ---------              ----------
           (state of               (Commission File Number)      IRS Employer
        incorporation) I.D. Number)

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business ..............................................1
         Business Development .................................................1
         Business of Superior Oil and Gas Co. .................................1
         Employees ............................................................1

Item 2   Description of Property ..............................................1

Item 3   Legal Proceedings ....................................................2

Item 4   Submission of Matters to a Vote of Security Holders ..................2

Item 5   Market for Common Equity and Related Stockholder Matters .............2

Item 6   Management's Discussion and Analysis .................................4
         Need for Additional Financing ........................................4
         Off-Balance Sheet Arrangements .......................................5
         Contractual obligations ..............................................5

Item 7   Financial Statements .................................................6

Item 8   Changes In and Disagreements With Accountants on Accounting
                           and Financial Disclosure ..........................19

Item 8A  Controls and Procedures .............................................19

Item 8B  Other Information ...................................................19

Item 9    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act ............19
          Compliance with Section 16(a) of the Exchange Act ..................21
          Audit Committee and Audit Committee Financial Expert ...............21
          Code of Ethics .....................................................21

Item 10  Executive Compensation ..............................................21
                Stock Options ................................................22
                Employment Contracts .........................................22

Item 11  Security Ownership of Certain Beneficial Owners
                and Management ...............................................22

Item 12  Certain Relationships and Related Transactions ......................23

Item 13  Exhibits ............................................................24

Item 14  Principal Accountant Fees and Services ..............................25

Signatures ...................................................................26

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

--------- ----------------------- ---------- -------- --------------------------
Date of                           Number     Purchase
Purchase  Person                  of Shares  Price    Consideration
--------- ----------------------- ---------- -------- --------------------------
05-18-05  Capitol Solutions Group 10,000     $10,000  Financial public relations
--------- ----------------------- ---------- -------- --------------------------

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

--------------------------------------------------------------------------------
                             Payments Due by Period
--------------------------------------------------------------------------------
        Contractual                   Less Than                        More Than
        Obligations           Total    1 Year    1-3 Years 3-5 Years    5 Years
--------------------------- -------- ----------- --------- --------- -----------
Long-Term Debt Obligations
                                0
--------------------------- -------- ----------- --------- --------- -----------
Capital Lease Obligations
                                0
--------------------------- -------- ----------- --------- --------- -----------
Operating Lease Obligations
                                0
--------------------------- -------- ----------- --------- --------- -----------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                            0
--------------------------- -------- ----------- --------- --------- -----------

--------------------------- -------- ----------- --------- --------- -----------
Total                           0
--------------------------- -------- ----------- --------- --------- -----------

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

Note 5 - Common Stock Transactions
         -------------------------

     During the year ended December 31, 2005 the Company issued 10,000 common shares for consulting services. During the year ended December 31, 2004, the Company issued 3,360,000 common shares, primarily for consulting services. Additionally, the Company issued 525,000 shares in payment for legal services provided, 100,000 as additional interest on a note payable, and 3,000,000 to a related party for administrative services provided. The common shares issued are restricted under Section 144 and were valued from $0.015 to $0.40 per common share. In accordance with SFAS 123(R), the value of the stock issued for share-based payment of goods and services is recorded on the books of the Company based on the value of the goods and services received. The value of the services received was based upon invoices received from the recipients of the shares followed by negotiations with each recipient regarding how many shares would be a fair exchange for the value of the services described in the invoices. Each recipient had his own view of the fair value of the Company's common stock, which traded in a thin market.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


Note 6 -  Earnings Per Share
          ------------------
                                                       2005                2004
                                                 ----------      --------------

Primary earnings per share:
Common shares outstanding                        15,470,714          15,460,714
                                                 ==========      ==============

    Weighted average shares outstanding          15,468,000           8,903,000
                                                 ==========      ==============

    Loss per share                               $    (0.01)     $        (0.10)
                                                 ==========      ==============

Fully diluted earnings per share:
    Common shares outstanding                         (0.01)              (0.10)
                                                 ==========      ==============

    Weighted average shares outstanding          15,673,479           8,903,115
                                                 ==========      ==============

    Fully diluted loss per share                 $    (0.01)     $        (0.10)
                                                 ==========      ==============


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

Note 8 -  Going Concern Uncertainties
          ---------------------------

     The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses resulting in an accumulated stockholders' deficit and a working capital deficit. Additionally, the Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


     December 31, 2005, the amount of the judgment, including accrued interest was $547,516. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to continue as a going concern for a reasonable period of time.

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

     Option to Purchase Oil and Gas Leases: (continued)

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

Note 11 -  Acquisition  of Gas Wells  with  principal  terms and  conditions  as
           ---------------------------------------------------------------------
           follows:
           -------

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

ITEM 8A. CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


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

     Compliance with Section 16(a) of the Securities Exchange Act.
     -------------------------------------------------------------

     Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

                                                                No. of Failures
                                         No. of Transactions       to File a
                No.of Late Reports       Not Timely Reported     Required Report
                ------------------       -------------------     ---------------
                             0                    0                    0
Daniel H. Lloyd              0                    0                    0
Gayla McCoy                  0                    0                    0
Bill Sparks                  0                    0                    0
W.R. Lott III                0                    0                    0

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


-------------------------------------- -------------------------- --------------------
         Annual Compensation                     Awards                  Payout
-------------------------------------- -------------------------- --------------------
                                                       Securities
                                                       Underlying
                         Other Annual Restricted       Options/   LTIP    All Other
Year Name   Salary Bonus Compensation Stock Awards     SARS(#)    Payouts Compensation
---- ------ ------ ----- ------------ ---------------- ---------- ------- ------------
2005 Lloyd  0      0     0            0                6,000,000  0       0
---- ------ ------ ----- ------------ ---------------- ---------- ------- ------------
2005 McCoy  0      0     0            0                0          0       0
---- ------ ------ ----- ------------ ---------------- ---------- ------- ------------
2004 Lloyd  0      0     0            0                0          0
---- ------ ------ ----- ------------ ---------------- ---------- ------- ------------
2004 McCoy  0      0     0            $360,000         0          0
---- ------ ------ ----- ------------ ---------------- ---------- ------- ------------
2003 Lloyd  0      0     0            $200             0          0
---- ------ ------ ----- ------------ ---------------- ---------- ------- ------------


     Stock Options. On December 16, 2005 the directors adopted a 2005 Stock Option Plan. It has not yet been submitted to the shareholders for their approval. The following options have been granted:

----------------       ----------       --------       -------------------
                       Number           Exercise
Name                   Of Options       Price           Vested/Not Vested
----------------       ----------       --------       -------------------
Daniel H. Lloyd         6,000,000          $0.10       2,000,000/4,000,000
----------------       ----------       --------       -------------------
Bill Sparks               500,000          $0.10                500,000/0
----------------       ----------       --------       -------------------
W.R. Lott III             500,000          $0.10                500,000/0
----------------       ----------       --------       -------------------
Thomas J. Kenan         1,000,000          $0.10               1,000,000/0
----------------       ----------       --------       -------------------

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

---------------------------             -------------             -----------
                                                                  Percent of
                                                                  Outstanding
Person                                  No. of Shares             Shares
---------------------------             -------------             -----------

---------------------------             -------------             -----------
Daniel H. Lloyd                         2,024,000(1)              10.6%
14910 NW 36 Street
Yukon, OK 73099
---------------------------             -------------             -----------
Gayla McCoy                             3,020,000                 15.9%
14910 NW 36 Street
Yukon, OK 73099
---------------------------             -------------             -----------
Bill Sparks                                500,000(2)               2.6%
1201 East Britton Road
Oklahoma City, OK 73131
---------------------------             -------------             -----------
W.R. Lott III                           1,608,096(3)                8.4%
107 Fulton Street
Greenwood, MS 38935
---------------------------             -------------             -----------
Thomas Becker                           3,656,947                 19.2%
11108 NW 115 Street
Yukon, OK 73099
---------------------------             -------------             -----------

---------------------------             -------------             -----------
Officers and Directors as a
Group (4 persons)                       7,152,096                 37.6%
---------------------------             -------------             -----------


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

ITEM 13. EXHIBITS.

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

     3(i)    Articles of Incorporation                                         *
     3(ii)   Bylaws                                                            *
     10      Purchase Agreement between EagleSpan Steel Structures,  Inc.     **
             and Superior ** Oil and Gas Co.
     10.1    Amendment No. 1 to Purchase Agreement  (Superior Oil and Gas    ***
             - EagleSpan Steel Structures)
     10.2    Amendment No. 2 to Purchase Agreement  (Superior Oil and Gas    ***
             - EagleSpan *** Steel Structures)
     10.3    Purchase and Sale Agreement (Superior - Jones & Buck)            ++
     10.4    Letter of April 15, 2005  rescinding the Purchase  Agreement    +++
             between  Superior  Oil  and  Gas  Co.  and  EagleSpan  Steel
             Structures, Inc.
     14      Code of Ethics for the Chief  Executive  Officer  and Senior    +++
             Financial Officers.
     16      Letter on Change in Certifying Accountant                         *
     31      Certification  of Chief  Executive  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.1    Certification  of Chief  Financial  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32      Certification  of Chief  Executive  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.1    Certification  of Chief  Financial  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                            SUPERIOR OIL AND GAS CO.




Date:  March 09, 2007                  By  /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 09, 2007                      /s/ Daniel Lloyd
                                         -------------------------------------
                                           Daniel Lloyd, Chairman, Chief
                                           Executive Officer, Chief
                                           Financial Officer  and Director



Date:  March 09, 2007                       /s/ Gayla McCoy
                                            ------------------------------------
                                            Gayla McCoy, Secretary-Treasurer



Date:  March 10, 2007                       /s/ Bill Sparks
                                            ------------------------------------
                                            Bill Sparks, Director



Date:  March 12, 2007                       /s/ W.R. Lott III
                                            ------------------------------------
                                            W.R. Lott III, Director

                                  EXHIBIT INDEX

                         AMENDMENT NO. 2 TO FORM 10-KSB
                   For the fiscal year ended December 31, 2005


     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

     3(i)    Articles of Incorporation                                         *
     3(ii)   Bylaws                                                            *
     10      Purchase Agreement between EagleSpan Steel Structures,  Inc.     **
             and Superior ** Oil and Gas Co.
     10.1    Amendment No. 1 to Purchase Agreement  (Superior Oil and Gas    ***
             - EagleSpan Steel Structures)
     10.2    Amendment No. 2 to Purchase Agreement  (Superior Oil and Gas    ***
             - EagleSpan *** Steel Structures)
     10.3    Purchase and Sale Agreement (Superior - Jones & Buck)            ++
     10.4    Letter of April 15, 2005  rescinding the Purchase  Agreement    +++
             between  Superior  Oil  and  Gas  Co.  and  EagleSpan  Steel
             Structures, Inc.
     14      Code of Ethics for the Chief  Executive  Officer  and Senior    +++
             Financial Officers.
     16      Letter on Change in Certifying Accountant                         *
     31      Certification  of Chief  Executive  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.1    Certification  of Chief  Financial  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32      Certification  of Chief  Executive  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.1    Certification  of Chief  Financial  Officer  pursuant  to 18
             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

** Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

***  Previously filed with Form 8-K, SEC #000-50173, on February 10, 2005.

++ Previously filed with Amendment No. 1 to Form 8-K, SEC #000-50173, on February 10, 2005.

+++  Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005.

                                  FULLER TUBB
                    A PROFESSIONAL LIMITED LIABILITY COMPANY
                                ATTORNEYS AT LAW
                      201 ROBERT S. KERR AVENUE, SUITE 1000
                             OKLAHOMA CITY, OK 73102

G. M. FULLER (1920-1999)                                  TELEPHONE 405-235-2575
JERRY TUBB                                                FACSIMILE 405-232-8384
MICHAEL A. BICKFORD
     -----

OF COUNSEL:                                               THOMAS J. KENAN E-MAIL
THOMAS J. KENAN                                                kenan@ftpslaw.com
DAN M. PETERS

                                 March 12, 2007


Tia Jenkins
Senior Assistant Chief Accountant
Office of Emerging Growth Companies
Securities and Exchange Commission
Division of Corporation Finance, Mail Stop 3561
450 Fifth Street, N.W.
Washington, DC   20549-3561

ATTENTION RAJ RAJAN

                  Re:      Superior Oil & Gas Co.
                           Form 10-KSB for fiscal year ended December 31, 2005 Form 10-QSB for quarterly period ended March 31, 2006 Form 10-QSB for quarterly period ended June 30, 2006 File No. 000-50173

Dear Ms Jenkins:

As counsel to Superior Oil and Gas Co., I enclose Amendment No. 2 to its Form 10-KSB for the fiscal year ended December 31, 2005, to its Form 10-QSB for the quarterly period ended March 31, 2006, to its Form 10-QSB for the quarterly period ended June 30, 2006, and Amendment No. 1 to its Form 10-QSB for the quarterly period ended September 30, 2006 in accordance with the instructions in your letter dated February 1, 2007. The following responses are made to your comments. The responses are keyed to your comments.

We are providing by FedEx, as courtesy copies, three redlined copies as well as three plain copies of the filed version of the amendment.

Form 10-KSB/A for the fiscal year ended December 31, 2005 filed October 20, 2006

Note 5 - Common stock transactions, page 14

1. We have revised all of the transactions for the Company for which share-based compensation was awarded for the past two years. Based on our review, we have concluded that the values of goods and services reported on the financial statements represent the fair market value of the goods and services received. Paragraph 7 of SFAS 123(R) states "If the fair value of goods or services received in a share-based payment transaction with non-employees is more reliably measurement than fair value of the equity instruments issued, the fair value of goods or services received shall be used to measure the transaction." We have revised Note 5 of the applicable financial statements to state as follows: "In accordance with SFAS 123(R), the value of the stock issued for share-based payment of goods and services is recorded on the books of the Company based on the value of the goods and services received. The value of the services received was based upon invoices received from the recipients of the shares followed by negotiations with each recipient regarding how many shares would be a fair exchange for the value of the services described in the invoices. Each recipient had his own view of the fair value of the Company's common stock, which traded in a thin market."

Form 10-QSB/A for the quarterly period ended 03-31-06 filed October 20, 2006

Item 3 - Controls and Procedures, page 17

2. We have revised the disclosure that appears under this heading to more accurately reflect the compliance of the Company's management with the requirements of Release No. 33-8238. We will provide the appropriate representations in future filings.

Form 10-QSB/A for the six months ended June 30, 2006 filed October 20, 2006

Statement of Cash Flows, page 6

3. We are substituting a new Statement of Cash Flows for Form 10-QSB June 30, 2006 and for September 30, 2006.

Please contact the undersigned regarding any questions concerning the above. If there are questions or matters that could be resolved more effectively by telephone, please call me at 405-235-2575. My fax number is 405-232-8384.

                                                     Sincerely,


                                                     /s/ Thomas J. Kenan

                                                     Thomas J. Kenan
                                                     e-mail:  kenan@ftpslaw.com

Enclosures

Copy:    Daniel H. Lloyd (w/enclosures)
         Douglas A. Newman, C.P.A. (w/enclosures)
         Ron Robinson, C.P.A. (w/enclosures)