Form 10QSB/A
period 2006-03-31
SUPERIOR OIL & GAS CO
filed 2007-03-14
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006


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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006




Note 5 - Common Stock Transactions
         -------------------------

          During the quarter ended March 31, 2006, the Company issued 1,770,000 common shares, primarily for consulting services. The common shares are restricted under Section 144 and were valued from $0.35 to $0.46 per common share. In accordance with SFAS 123(R), the value of the stock issued for share-basaed payemnt of goods and services on the books of the Company based on the value of the goods and services rereceived. The value of the services received was based upon invoices received from the recipients of the shares followed by negotions with each recipient regarding how many shares would be a fair exchange for the value of the services described in the invoices. Each recipient had his own view of the fair value of the Company's common stock, which traded in a thin market.


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

Note 11 - Deferred Drilling Costs.
          ------------------------

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

Note 12 - Deposits
          --------

          The Company is planning to drill a well in the Lonesome River Prospect in Blaine County, Oklahoma. It is selling working interests in the project to oil and gas investors. The deposits represent working interests for 10.5% of the estimated cost of the well. These deposits will be used to offset the investors' cost of the well as it is drilled and completed. Should costs exceed the estimate for the working interest owners, they are subject to a call for additional for their additional costs.

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


Item 3.           Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the period covered by this report.
Based upon that evaluation,  the Chief Executive Officer and the Chief Financial
Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date:  March 12, 2006                      Superior Oil and Gas Co.



                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer