Form 10QSB/A
period 2006-06-30
SUPERIOR OIL & GAS CO
filed 2007-03-14
CIK 1216774

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No[ ]

As of August 15, 2006, there were 20,049,214 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            16

Item 3.  Controls and Procedures                                              19

PART II - OTHER INFORMATION                                                   19

Item 1.  Legal Proceedings                                                    19

Item 2.  Unregistered Sales of Securities                                     19

Item 6.  Exhibits and Reports on Form 8-K                                     20

SIGNATURES                                                                    21

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                                                            PAGE
                                                                            ----


Balance Sheets                                                                4
Statements of Operations                                                      5
Statements of Cash Flows                                                      6
Notes to Financial Statements                                                 8

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







See Accompanying Notes to Financial Statements
See Accountants' Review Report

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
                            For the Six Months Ended
                             June 30, 2006 and 2005
                                   (Unaudited)


                                                        June 30,      June 30,
                                                          2006          2005
                                                       ----------    ----------

Cash flows from operating activities:
  Net loss                                             $ (426,900)   $ (110,426)
Adjustment to reconcile net loss to net cash
  provided by (used by operating activities):
  Increase in deferred tax asset                          (70,000)        1,000
  Common Stock issued for services                        189,629          --
  Increase in deferred drilling costs                    (379,501)         --
  Increase (decrease) in accounts payable                 (24,319)         --
  Increase in accrued salaries                             45,000          --
  Increase in debtor judgement                             16,884          --
  Increase in accrued option expense                      180,000          --
  Increase in deferred revenue                            475,000        93,118
                                                       ----------    ----------

Net cash provided (used) by operating activities            5,793      (16,308)
                                                       ----------    ----------

Cash flows from investing activities
  Increase in oil and gas properties                         --            --
  Issuance of common stock                                   --          15,792
                                                       ----------    ----------
                                                             --          15,792
                                                       ----------    ----------

Cash flows from financing activities
  Increase in notes payable                                  --            --
  Common stock issued for assets                             --            --
                                                       ----------    ----------
                                                             --            --
                                                       ----------    ----------

Increase (decrease) in cash                                 5,793          (516)

Cash at beginning of period                                  --             516
                                                       ----------    ----------

Cash at end of period                                  $    5,793   $     --
                                                       ==========    ==========

Non-cash activities:
  Cash paid for interest                               $     --      $     --
                                                       ==========    ==========
  Cash paid for income taxes                           $     --      $     --
                                                       ==========    ==========





See Accompanying Notes to Financial Statements
See Accountants' Review Report

                     Supplement to Statements of Cash flow
                            For the Six Months Ended
                             June 30, 2006 and 2005
                                  (Unaudited)



                                                        Six
                                            Months Ended   Months Ended
                                               June 30,      June 30,
                                                2006          2005
                                              --------     ----------
Supplemental Disclosure of Cash
Flow Information
Cash paid during the period for:
        Interest                              $   --       $     --
                                              ========     =========
        Income Taxes                          $   --       $     --
                                              ========     =========

Non Cash Investing and Financing Activities
        Common stock issued for services      $189,629     $     --
                                              ========     =========
        Common stock issued for oil and
        gas properties                        $235,200     $     --
                                              ========     =========
        Common stock issued for deferred      $ 97,500     $     --
        costs                                 ========     =========

        Common stock issued for cash          $   --       $     --
                                              ========     =========

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

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006



Note 5 - Common Stock Transactions
         -------------------------

          During the quarter ended June 30, 2006, the Company issued 1,703,000 common shares, primarily for consulting services. The common shares are restricted under Section 144 and were valued from $0.28 to $0.43 per common share. In accordance with the SFAS 123(R) the value of the stock issued for share-based payment of goods and services is recorded on the books of the Company based on the value of the goods and services received. The value of the services received was based upon invoices received from teh recipients of the shares followed by negotiations with each recipient regarding how many shares would be a fair exchange for the value of the services described in the invoices. Each recipient had hsi own view of the fair value of the Company's common stock which traded in a thin market.

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


Note 11 - Acquisition of 13 Oil and Gas Leases in Oklahoma
          ------------------------------------------------

          In May 2006 the Company agreed to acquire 13 unproved oil and gas leases in three Oklahoma counties from Hudson Resources. No drilling operations had been conducted by Hudson REsources or previous owners of these properties. The transaction was completed on July 11, 2006 by the issuance of 1,005,000 shares of restricted common stock of the Company and will be reflected in the September 30, 2006 financial statements.

                            SUPERIOR OIL AND GAS CO.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

Note 12 -  Acquisition  of  "Rio  Blanco  County,  Colorado  right  of way for a
           --------------------------------------------------------------------
           pipeline"
           --------
          On April 13, 2006, 600,000 shares of restricted common stock were issued for the purchase of this property. The transaction was valued at $111,600 and is included in the balance sheet under oil & gas properties.

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

Date:  March 12, 2007                      Superior Oil and Gas Co.



                                         By /s/ Daniel Lloyd
                                           -------------------------------------
                                           Daniel Lloyd, Chief Executive Officer