Form 10QSB/A
period 2006-09-30
SUPERIOR OIL & GAS CO
filed 2007-03-14
CIK 1216774

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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3


Item 2.  Management's Discussion and Analysis or Plan of Operation            17

Item 3.  Controls and Procedures                                              20

PART II - OTHER INFORMATION                                                   20

Item 1.  Legal Proceedings                                                    20

Item 2.  Unregistered Sales of Securities                                     20

Item 6.  Exhibits and Reports on Form 8-K                                     21

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements                                                 PAGE

Balance Sheets September 30, 2006 (Unaudited)                                  4
Statements of Operations for the Three and Nine Months Ended
         September 30, 2006 and 2005 (Unaudited)                               5
Statements of Cash Flows for the Nine Months Ended
         September 30, 2006 and 2005 (Unaudited)                               6
Notes to Financial Statements                                                  8

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
                                         =============    =============    =============    =============
   Loss per share                                (nil)            (nil)            (nil)            (nil)
                                         =============    =============    =============    =============



















See Accompanying Notes to Financial Statements


                            Superior Oil and Gas Co.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)


                                                                    Nine
                                                       Months Ended     Months Ended
                                                       September 30,    September 30,
                                                            2006             2005
                                                       -------------    -------------
Cash flows from operating activities:

  Net loss                                             $    (639,733)   $    (116,111)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

  Common stock issued for services                           175,163            1,000
  Increase in deferred tax asset                             (70,000)            --
  Increase in deferred drilling costs                       (249,933)            --
  Increase (decrease) in accounts payable                    (35,128)         103,524
  Increase in accrued salaries                                67,500             --
  Increase in debtor judgement                                25,326             --
  Increase in accrued option expense                         180,000             --
  Increase in deposits for drilling                          566,631             --
                                                       -------------    -------------


Net cash provided (used) by operating activities            (155,337)         (12,587)
                                                       -------------    -------------

Cash flows from investing activities
  Increase in oil and gas properties                            --               --
  Issuance of common stock for cash                           75,000           15,792
                                                       -------------    -------------
                                                              75,000           15,792
                                                       -------------    -------------

Cash flows from financing activities                            --               --
                                                       -------------    -------------


Increase (decrease) in cash                                   94,826            4,205

Cash at beginning of period                                        8              516
                                                       -------------    -------------

Cash at end of period                                  $      94,834    $       4,721
                                                       =============    =============




See Accompanying Notes to Financial Statements

                            Superior Oil and Gas Co.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)





                                                               Nine
                                                   Months Ended    Months Ended
                                                   September 30,   September 30,
                                                        2006            2005
                                                   -------------   -------------

Supplemental Disclosure of Cash Flow Information
   Cash paid during the period for:
         Interest                                  $        --     $        --
                                                   =============   =============
         Income taxes                              $        --     $        --
                                                   =============   =============



Non Cash Investing and Financing Activities
   Common stock issued for services                $     175,163   $       1,000
                                                   =============   =============


   Common stock issued for oil and gas properties  $     891,066   $        --
                                                   =============   =============

   Common stock issued for cash                    $      75,000   $       4,800
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

-------- ------------------- ------------- --------- ---------------------------
Date     Purchaser           No. of Shares Value     Consideration Paid
                                                     for the Shares
-------- ------------------- ------------- --------- ---------------------------

-------- ------------------- ------------- --------- ---------------------------
09-18-06 Steve Heard               500,000  $105,000  Acquisition of Oil and
                                                      Gas Leases
-------- ------------------- ------------- --------- ---------------------------
09-18-06 Uptick Capital Ltd.       250,000    52,500  Public Relations Services
-------- ------------------- ------------- --------- ---------------------------
10-11-06 Claud Cypert, TTEE        150,000    75,000  Cash
-------- ------------------- ------------- --------- ---------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

   3(i)     Articles of Incorporation                                          *
   3(ii)    Bylaws                                                             *
   10.5     Purchase and Sale  Agreement  entered into December 13, 2005
            between Superior Oil and Gas Co. and William H. Foster.           **
   10.6     Purchase  and Sale  Agreement  entered  into April 24,  2006
            between Enerhance Energy, Inc. and Superior Oil and Gas Co.       **
   10.7     Assignment of Oil and Gas Leases  executed May 23, 2006 from
            Hudson  Resources Corp to Superior Oil and Gas Co.  covering
            lands in Kingfisher County, Oklahoma                             ***
   10.8     Assignment of Oil and Gas Leases  executed May 23, 2006 from
            Hudson Resources  Corp  to  Superior  Oil  and Gas Co.
            covering lands in Canadian County, Oklahoma                      ***
   10.9     Assignment of Oil and Gas Leases  executed May 23, 2006 from
            Hudson  Resources Corp to Superior Oil and Gas Co.  covering
            lands in Pushmataha County, Oklahoma                             ***
   14       Code of Ethics for the Chief  Executive  Officer  and Senior
            Financial Officers.                                              +++
   16       Letter on Change in Certifying Accountant                          *
   31       Certification  of Chief  Executive  Officer  pursuant  to 18
            U.S.C.  Section 1350, as adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.1
            Certification  of Chief  Financial  Officer  pursuant  to 18
            U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32       Certification  of Chief  Executive  Officer  pursuant  to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.1     Certification  of Chief  Financial  Officer  pursuant  to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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