Form 10KSB
period 2006-12-31
SUPERIOR OIL & GAS CO
filed 2007-04-10
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Superior Oil and Gas Co.
(Exact name of registrant as specified in its charter)

Nevada	000-50173	87-0537621
(state of incorporation)	(Commission File Number)	(IRS Employer I.D. Number)

14910 Northwest 36 Street
Yukon, OK 73099
(405) 350-0404

(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the 11,776,311 voting and non-voting common equity held by non-affiliates computed by reference to the $0.33 average bid and asked price of such common equity, as of April 3, 2007: $3,886,183.

As of February 28, 2007, there were 23,199,214 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

-i-

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

Business of Superior Oil and Gas Co.

Prior to 2006 the Company was in the development stage and made various proposals for companies and oil and gas leases which did not materialize. In 2006 the Company accumulated undeveloped oil and gas leases in Oklahoma and Texas totaling 2,883 acres. The Company started to drill two wells which are not yet completed on this acreage with working interest partners in 2006.

Employees

We have two full-time and no part-time employees.

ITEM 2.	DESCRIPTION OF PROPERTY.

We maintain an office at 14910 Northwest 36 Street, Yukon, Oklahoma 73099. The space is provided by our chief executive officer.

Our oil and gas properties consist of the following:

Rio Blanco County, Colorado right-of-way for a pipeline. In May 2004, we entered into an agreement with Lloyd’s of America, Inc. to acquire its 50-foot wide and 26,000-foot long Bureau of Land Management (“BLM”) right-of-way in the White River Resource Area of Rio Blanco County, Colorado. In February 2006, we received the assigned permit from BLM. The purchase price for the right-of-way was 600,000 shares of common stock, which was paid to Lloyd’s of America in 2006, plus five additional shares of common stock for each dollar of revenue received from the operation of a planned gas pipeline until the purchase price should equal 2,500,000 shares of stock. The 29.84-acre right-of-way grants us “the right to construct, operate, maintain and terminate a four-inch, buried natural gas pipeline.” The area of interest surrounding this right-of-way contains thirteen completed but shut-in natural gas wells and drilling locations for six new wells. We estimate it will cost us approximately $1 million and take us approximately six to eight weeks to build the pipeline. We have not yet secured the acquisition of these funds, and we can give no assurance that we will be able to secure these funds or, if secured, that we can secure the funds on favorable terms.

Undeveloped Oil and Gas Leases

Location	Number of Acres	Royalty Burden

Bosque County, Texas	292	25%
Kingfisher County, Oklahoma	1,000	25%
Canadian County, Oklahoma	720	25%
Pushmataha County, Oklahoma	125	25%
Blaine County, Oklahoma	426	25%
Garfield County, Oklahoma	320	25%
Total	2,883

The Bosque County, Texas lease expires at the end of 2007. The Oklahoma leases expire in July 2009. All of the leases will be held by production after expiration if commercial quantities of oil and gas are produced.

ITEM 3.	LEGAL PROCEEDINGS.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2006, the amount of the judgment including interest was $581,284.

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

There were no matters submitted to a vote of the stockholders of our company during 2006 through the solicitation of proxies or otherwise.

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

Period	High	Low

2005:
1st Qtr	0.69	0.	26
2nd Qtr	0.51	0.	13
3rd Qtr	0.27	0.	13
4th Qtr	0.32	0.	10

2006:
1st Qtr	0.75	0.	126
2nd Qtr	0.89	0.	21
3rd Qtr	0.63	0.	23
4th Qtr	0.48	0.	30

Holders

As of February 28, 2007 there were approximately 152 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities.

During the last three years, Superior Oil and Gas Co. issued shares of its Common Stock to the persons listed below in transactions summarized as follows:

Information concerning sales of stock in 2004 and 2005 is set forth in the Company’s Form 10-KSB for fiscal year 2005 (SEC File No. 000-50173) and is incorporated herein by reference to such document.

Date of Purchase	Person	Number of Shares	Purchase Price	Consideration
02-09-06	Uptick Capital	500,000	$22,500	Financial public relations
02-09-06	JCSM Properties, Inc.	150,000	$22,500	Legal
02-09-06	J. Michael Sherrod	100,000	$9,000	Legal
02-07-06	OTC Services, Inc.	150,000	$27,150	Financial public relations
02-07-06	Jack McCurdy	30,000	$2,430	Legal
02-07-06	Margaret Patterson	5,000	$656	Website

Date of Purchase	Person	Number of Shares	Purchase Price	Consideration
02-07-06	Cervell Group	130,000	$10,530	Financial public relations
03-08-06	Ted Allen	300,000	$60,300	Engineering on wells
03-08-06	American Jet Charter	80,000	$11,280	Travel
03-08-06	Douglas Newman	250,000	$35,250	Accounting
03-08-06	Cervell Group	75,000	$10,575	Financial public relations
04-13-06	Darl W Long	3,000	$558	Phone repairs
04-13-06	Lynda Arnold	150,000	$27,900	Lease acquisition
04-13-06	W.H. Foster, Jr.	300,000	$50,000	Purchase Leases(1)
04-13-06	James M Head	150,000	$27,900	Well drilling costs
04-13-06	Hudson Resources Corp	150,000	$27,900	Lease acquisition
04-13-06	Lloyds of America, Ltd.	600,000	$111,600	Pipeline right-of-way
04-13-06	Gary Dennis	50,000	$9,300	Well drilling costs
04-13-06	Uptick Capital	100,000	$18,600	Financial public relations
04-13-06	Uptick Capital	100,000	$18,600	Financial public relations
05-22-06	Kenneth Turk	100,000	$12,000	Well drilling costs
07-11-06	Hudson Resources	1,005,000	$402,000	Leases
07-11-06	Thomas Kenan	100,500	$40,200	Legal on leases
09-18-06	Steve Heard	500,000	$105,000	Financial public relations
09-18-06	Uptick Capital	250,000	$52,500	Financial public relations
10-06-06	Claud Cypert Trust	150,000	$75,000	Cash
12-27-06	Robson Energy	200,000	$100,000	Well drilling costs
12-27-06	HOCO Drilling, LLC	250,000	$125,000	Well drilling costs

(1)	The lease purchase was later cancelled, but the 300,000 shares have not yet been returned.

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

Our administrative expenses were $702,104 for the year ended December 31, 2006 compared to $118,648 for the year ended December 31, 2005 or an increase of 492% over the administrative expenses in 2005. The increase was primarily due to an increase in public relations costs of $194,755, option expense of $180,000, salaries accrued to officers, $90,000, and increases in legal costs due to the increased activity in the company of $102,933. The balance of the increase was due to an increase in general items such as payroll, travel and accounting due to additional activity in the company in 2006 over 2005.

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

Need for Additional Financing

We have debt of $2,009,673 as of December 31, 2006, of which $1,016,600 represents accounts payable, $141,789 represents amounts received in excess of drilling costs from working interest partners, $90,000 represents accrued salaries to officers of the company, $180,000 is the value of accrued options at December 31, 2006 and $581,284 represents a legal judgment against our company in the amount of $337,686 that bears interest at the annual rate of ten percent from and after October 14, 1999.

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

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	0
Capital Lease Obligations	0
Operating Lease Obligations	0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	0
Total	0

ITEM 7.	FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Superior Oil & Gas Co.

We have audited the accompanying balance sheets of Superior Oil & Gas Co. as of December 31, 2006 and 2005, and the related statements of operations and comprehensive loss, cash flows, and changes in stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Superior Oil & Gas Co. as of December 31, 2006 and 2005, and the results of its operations, changes in stockholders’ deficit, and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company is a judgment debtor in a case filed against the Company. Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment. Additionally the Company has experienced significant liquidity problems and has no capital resources or stockholders’ equity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

March 7, 2007
Tulsa, Oklahoma

Superior Oil and Gas Co.
Balance Sheets
December 31, 2006 and 2005

ASSETS	2006	2005

Current Assets
Cash	$37,726	$8
Deferred drilling costs	249,933	—
Deferred tax asset	70,000	—
Total Current Assets	357,659	8

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	—
Oil & Gas Leases Undeveloped	498,000	—
Uncompleted Wells	889,208	—
	1,498,808	—
Total Assets	$1,856,467	$8

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,016,600	$236,055
Deposits for Drilling	141,789	—
Accrued Salaries	90,000	—
Note payable	—	70,000
	1,248,389	306,055
Other liabilities
Accrued option expense	180,000	—
Debtor judgment	581,284	547,516
Total Liabilities	2,009,673	853,571

Stockholders' Equity
Common stock, $0.001 par value per share
200,000,000 shares authorized, 21,099,214
outstanding at December 31, 2006 and
15,470,714 outstanding at December 31, 2005	21,100	15,471
Additional paid-in capital	2,596,025	1,235,425
Accumulated deficit	(2,770,331)	(2,104,459)
Total Stockholders' Equity	(153,206)	(853,563)
Total Liabilities and Stockholders' Equity	$1,856,467	$8

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statement of Operations
For the Years Ended
December 31, 2006 and 2005

	2006	2005

Revenue	$—	$10,000

Operating Expenses
Administrative	702,104	118,648
Consulting	—	—
Judgment	33,768	33,769
	735,872	152,417

Loss before income taxes	(735,872)	(142,417)

Income tax expense (benefit)	(70,000)	—
Net loss	$(665,872)	$(142,417)

Loss per Share:
Weighted average shares outstanding	18,559,000	15,468,000
Loss per share	$(0.04)	$(0.01)

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statement of Changes in Stockholders' Equity
For the Years Ended
December 31, 2006 and 2005

	Common
	Shares	Common	Paid-In	Accumulated
	Outstanding	Stock	Capital	Deficit	Totals

Balance December 31, 2004	15,460,714	$15,461	$1,218,643	$(1,962,042)	$(727,938)

Common stock issued:
For services	10,000	10	16,782	—	16,792

Net loss for the year	—	—	—	(142,417)	(142,417)
Balance December 31, 2005	15,470,714	$15,471	$1,235,425	$(2,104,459)	$(853,563)

Common stock issued:
For cash	150,000	150	74,850	—	75,000
For services	2,423,000	2,423	344,706	—	347,129
For assets	3,055,500	3,056	941,044	—	944,100

Net loss for the year	—	—	—	(665,872)	(665,872)
Balance December 31, 2006	21,099,214	$21,100	$2,596,025	$(2,770,331)	$(153,206)

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statement of Cash Flows
For the Years Ended
December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(665,872)	$(142,417)

Adjustment to reconcile net loss to net cash
provided by (used by operating activities):
Increase in deferred tax asset	(70,000)	—
Common stock issued for services	347,129	16,792
Increase in deferred drilling costs	(249,933)	—
Increase in accounts payable	780,545	125,117
Increase in deposits for drilling	141,789	—
Increase in accrued salaries	90,000	—
Increase (Decrease) in notes payable	(70,000)	—
Increase in accrued option expense	180,000	—
Increase in debtor judgment	33,768	—
Net cash provided (used) by operating activities	517,426	(508)

Cash flows from investing activities
Increase uncompleted wells	(554,708)	—

Cash flows from financing activities
Sale of common stock	75,000	—
	75,000	—

Increase (decrease) in cash	37,718	(508)

Cash at beginning of period	8	516
Cash at end of period	$37,726	$8

Non Cash Investing and Financing Activities
Common stock issued for services	$347,129	$16,792
Common stock issued for pipeline right of way	$111,600	$—
Common stock issued for leases	$498,000	$—
Common stock issued for undeveloped wells	$334,500	$—
Common stock issued for cash	$75,000	$—

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2006 and 2005

Note 1 - Organization and Nature of Business

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
December 31, 2006 and 2005

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

Reclassifications:

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or stockholders’ equity.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”  (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring  fair value, and expands disclosures about fair-value measurements required under  other accounting pronouncements, but does not change existing guidance as to

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2006 and 2005

Note 2 -  Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements: (continued)

whether or not an instrument is carried at fair value. SFAS 157 is effective for the  Company’s fiscal year 2008. The Company is currently evaluating the impact of  adopting SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for  Defined Benefit Pension and Other Postretirement Plans - an amendment of  FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”). SFAS No. 158  requires an employer that sponsors one or more single-employer defined benefit  plans to (a) recognize the overfunded or underfunded status of a benefit plan in its  statement of financial position, (b) recognize as a component of other  comprehensive income, net of tax, the gains or losses and prior service costs or  credits that arise during the period but are not recognized as components of net  periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for  Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement  Benefits Other Than Pensions”, (c) measure defined benefit plan assets and  obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the  notes to financial statements additional information about certain effects on net  periodic benefit cost for the next fiscal year that arise from delayed recognition of  the gains or losses, prior service costs or credits, and transition asset or obligation.  SFAS No. 158 is effective for the Company’s fiscal year ending December 31,  2007. The Company is in the process of evaluating SFAS No. 158.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements and related disclosures.

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2006 and 2005

Note 3 - Income Taxes

As of December 31, 2006 and 2005 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The substantial net operating losses, which will expire over the next 5 to 15 years may or may not be realized which will be dependant on future earnings, which are currently uncertain.

Note 4 - Notes Payable

Note payable to an unrelated individual, dated September 21, 2004 in the amount of $70,000, due November 30, 2004, with interest paid by the issuance of 100,000 shares of common stock on October 20, 2004.

Note 5 - Common Stock Transactions

During the years ended December 31, 2006 and 2005, the Company issued 5,478,500 and 10,000 common shares, respectively, for goods and services. During the year ended December 31, 2006, the Company issued 2,423,000 common shares for general and administrative services as follows, 1,805,000 shares for consulting services, 530,000 shares in payment for legal and accounting services provided, 80,000 shares for travel services and 8,000 shares for miscellaneous general and administrative expenses. In addition the Company issued 1,405,500 shares for leases acquisitions, 600,000 shares for a pipeline right-of-way and 1,050,000 shares for drilling costs. In 2005 the company issued 10,000 shares for consulting services. The common shares issued are restricted under Section 144 and were valued from $0.05 to $0.50 per common share. The value of the services received was based upon invoices received from the recipient regarding how many shares would be a fair exchange for the value of the services described in the invoices. Each recipient had his own view of the fair value of the Company’s common stock, which traded in a thin market.

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2006 and 2005

Note 6 - Earnings Per Share

	2006	2005

Primary earnings per share:
Common shares outstanding	21,099,214	15,470,714

Weighted average shares outstanding	18,559,000	15,468,000

Loss per share	$(0.04)	$(0.01)

Fully diluted earnings per share:
Common shares outstanding	$(0.03)	$(0.01)

Weighted average shares outstanding	25,099,214	15,673,479

Fully diluted loss per share	$—	$(0.01)

Note 7- Related Party Transactions

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures, which also may require their time and attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolutions of such conflicts. The Company’s office facilities are provided by Dan Lloyd, President of the Company.

Note 8 -  Going Concern Uncertainties

The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses resulting in an accumulated stockholders’ deficit and a working capital deficit. Additionally, the Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2006, the amount of the judgment, including accrued interest was $581,284. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to continue as a going concern for a reasonable period of time.

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2006 and 2005

Note 8 -  Going Concern Uncertainties (continued)

The financial statements do not include any adjustments relating to the recoverability of assets classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

The Company is continuing to seek, investigate, and, if warranted, acquire oil and gas properties, and to pursue activities intended to enhance stockholder value.

Note 9 - Stock Option Plan

The Board of Directors adopted the Superior Oil and Gas Co. 2005 Stock Option Plan (the “Plan”) on December 6, 2005. The Plan became effective on that date subject only to the approval by the majority of the stockholders within twelve months.

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

On December 6, 2005 the Company granted eight million share options at $0.10 per share, including two million non-qualified options that are now exercisable. Additionally six million incentive stock options were granted, of which one million were exercised on December 7, 2005, one million exercised on January 31, 2006 and one million per year exercisable for the next four years. The shares options expire December 15, 2015 if not exercised. Shares options have not been exercised as of the report date.

Superior Oil and Gas Co.
Notes to Financial Statements
December 31, 2006 and 2005

Note 10 - Acquisition of Thirteen (13) Oil and Gas Leases in Oklahoma

In May 2006 the Company agreed to acquire thirteen unproved oil and gas leases  in three Oklahoma counties from Hudson Resources. No drilling operations had  been conducted by Hudson Resources or previous owners of the properties. The  transaction was completed on July 11, 2006 by the issuance of 1,005,000 shares  of restricted common stock of the Company.

Note 11 - Deferred Drilling Costs

The Company has advanced a drilling contractor $249,933 for a deposit to drill  wells in Kingfisher and Canadian Counties.

Note 12 - Deposits

The Company is currently drilling wells in Blaine and Garfield Counties in  Oklahoma and has a working interest partner in each well. This amount  represents advances in excess of the working interest partners’ costs on these  wells. These deposits will be used to offset the investors’ cost of the well as it completed. Should costs exceed the estimate for the working interest owners,  they are subject to a call for additional funds for their additional costs.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection of been dismissed.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2006 that was not reported.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers currently serving the company are as follows:

Person	Office	Held Since	Term Expires
Daniel H. Lloyd, 62	Director, CEO, CFO	02-99	5-07
Gayla McCoy, 53	Secretary, Treasurer	02-99	5-07
Bill Sparks, 77	Director	02-97	5-07
W.R. Lott III, 53	Director	02-97	5-07

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

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
	0	0	0
Daniel H. Lloyd	0	0	0
Gayla McCoy	0	0	0
Bill Sparks	0	0	0
W.R. Lott III	0	0	0
Thomas Becker	0	0	0

Audit Committee and Audit Committee Financial Expert

We have no audit committee. All directors serve as the audit committee. There is no audit committee financial expert. However, the directors have the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB annual report for the year ended December 31, 2004.

ITEM 10.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Total
Daniel H. Lloyd, CEO	2006	$60,000	(1)	$0	$0
	2005	$0		$0	$0

(1)	Accrued but not paid.

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Daniel H. Lloyd	3,000,000	3,000,000	0	$0.10	12-16-2010

Compensation of Directors

The directors of Superior Oil and Gas Co. and its subsidiaries received the following compensation in 2006 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Daniel H. Lloyd	0	0	0	0	0	0	0
Bill Sparks	0	0	0	0	0	0	0
W.R. Lott III	0	0	0	0	0	0	0

Employment Contracts.

We have no employment contracts.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below sets forth, as of April 3, 2007, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

Person	No. of Shares		Percent of Outstanding Shares

Daniel H. Lloyd 14910 NW 36 Street Yukon, OK 73099	3,024,000	(1)	13.0%
Gayla McCoy 14910 NW 36 Street Yukon, OK 73099	3,000,400		12.9%
Bill Sparks 1201 East Britton Road Oklahoma City, OK 73131	500,000	(2)	2.2%
W.R. Lott III 107 Fulton Street Greenwood, MS 38935	1,608,096	(3)	6.9%
Thomas Becker 11108 NW 115 Street Yukon, OK 73099	3,290,407		14.2%

Officers and Directors as a Group (4 persons)	11,422,903		49.2%

(1)	3,000,000 of these shares represent shares underlying presently exercisable stock options.
(2)	These shares represent shares underlying presently exercisable stock options.
(3)	500,000 of these shares represent shares underlying presently exercisable stock options.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Fiscal Year ended December 31, 2006	$12,813
Fiscal Year ended December 31, 2005	$6,203

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR OIL AND GAS CO.

Date: April 10, 2007
By:  /s/ Daniel Lloyd

Daniel Lloyd, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2007

/s/ Daniel Lloyd

Daniel Lloyd, Chairman, Chief Executive Officer,
Chief Financial Officer and Director

Date: April 10, 2007
/s/ Gayla McCoy

Gayla McCoy, Secretary-Treasurer

Date: April 10, 2007
/s/ Bill Sparks

Bill Sparks, Director

Date: April 10, 2007
/s/ W.R. Lott III

W.R. Lott III, Director

EXHIBIT INDEX

FORM 10-KSB
For the fiscal year ended December 31, 2006

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