Form 10QSB
period 2007-03-31
SUPERIOR OIL & GAS CO
filed 2007-05-21
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 14, 2007, there were 22,449,214 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PAGE

Balance Sheets at March 31, 2007 (Unaudited) and at December 31, 2006 (Audited)	4
Statements of Operations for the Three Months Ended
March 31, 2007 and 2006 (Unaudited)	5
Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006 (Unaudited)	6
Notes to Financial Statements	8

Superior Oil and Gas Co.
Balance Sheets
March 31, 2007 (unaudited) and December 31, 2006 (audited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$15,409	$37,726
Excess costs due from investors	184,941	-
Deferred drilling costs	249,933	249,933
Deferred tax asset	70,000	70,000

Total Current Assets	520,283	357,659

Property and Equipment
Oil and gas properties:
Pipeline Right-of-Way	111,600	111,600
Oil and gas leases undeveloped	498,000	498,000
Uncompleted wells	899,262	889,208
	1,508,862	1,498,808

Total Assets	$2,029,145	$1,856,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,311,161	$1,016,600
Deposits for drilling	59,656	141,789
Accrued salaries	112,500	90,000
	1,483,317	1,248,389
Other Liabilities
Accrued option expense	180,000	180,000
Debtor judgment payable	589,726	581,284

Total Liabilities	2,253,043	2,009,673

Shareholders' Equity
Common stock, $0.001 par value per share
200,000,000 shares authorized, 21,099,214
outstanding at March 31, 2007 and
December 31, 2006, respectively	21,100	21,100
Additional paid-in capital	2,596,025	2,596,025
Accumulated deficit	(2,841,023)	(2,770,331)

Total Shareholders' Equity	(223,898)	(153,206)

Total Liabilities and Shareholders' Equity	$2,029,145	$1,856,467

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Operations
For the Three Months ended March 31, 2007 and 2006
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006

Revenue	$-	$-

Operating Expenses
Administrative	62,250	168,163
Judgment interest	8,442	8,442
	70,692	176,605

Income (loss) before income taxes	(70,692)	(176,605)

Deferred income tax expense (benefit)	-	(70,000)

Net loss	$(70,692)	$(106,605)

Basis loss per Share:
Weighted average shares outstanding	21,099,214	16,355,714
Loss per share	nil	$(0.01)

Diluted loss per share:
Weighted average shares outstanding	25,099,214	18,970,714
Loss per share	nil	$(0.01)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Three Months ended March 31, 2007 and 2006
(Unaudited)
	Three	Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities:
Net loss	$(70,692)	$(176,605)

Adjustment to reconcile net loss to net cash
provided by (used by operating activities):

Common stock issued for services	-	212,171
Increase in due from investors	(184,941)	-
Increase in deferred drilling costs	-	(61,655)
Increase (decrease) in accounts payable	294,561	(26,017)
Decrease in deposits for drilling	(82,133)	-
Increase in accrued salaries	22,500	-
Increase in debtor judgment payable	8,442	-
Increase in deferred revenue	-	250,000

Net cash provided (used) by operating activities	(12,263)	197,894

Cash flows from investing activities:
Increase in uncompleted wells	(10,054)	-

Cash flows from financing activities:	-	-

Increase (decrease) in cash	(22,317)	197,894

Cash at beginning of period	37,726	8

Cash at end of period	$15,409	$197,902

Non-cash activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Three Months ended March 31, 2007 and 2006 (continued)
(unaudited)

Three
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for services	$-	$212,171

Common stock issued for oil and gas properties	$-	$-

Common stock issued for cash	$-	$-

SUPERIOR OILAND GAS CO.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company’s financial statements for the year ended December 31, 2006 included on the Company’s Report on Form 10-KSB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2: GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubts as to the Company’s ability to continue as a going concern. The Company has been operating over the past year based on loans, stock sales and increases in its accounts payable. There is no guarantee that such sources of financing will continue to be available for operations to the Company. In order to be able to complete the wells it is in the process of drilling and completing and to produce those wells, the Company will be required to obtain significant funding. Management’s plans include attempting to find partners for its drilling prospects. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management’s plans will be successful.

NOTE 3: STOCK TRANSACTIONS

During the quarter ended March 31, 2007, the Company did not issue any shares of its common stock.

Item 2.	Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

On September 2, 2006 we commenced drilling operations on our Windy Vista No. 1 Well in Garfield County, Oklahoma. The company reached a depth of 6,551 feet and logged the well. The neutron log indicated numerous formations that may contain oil or natural gas in commercial quantities. Initial completion attempts on the Wilcox Formation were not successful due, we believe, to a poor cement job. Completion is now in progress on the Mississippi Formation. To date we have spent $1,112,328 on this project. Investors have purchased 70.5% of the working interest in this well for $706,000. They owe us an additional $181,941 for their share of overages in the well which is shown as a receivable on the balance sheet of the company. The company still owns a 29.5% working interest in the well and its share of the cost to date is $221,238 and is reflected in the balance sheet under the heading of uncompleted wells.

On October 24, 2006 we commenced drilling operations on the Lonesome River Well No. 1 in Blaine County, Oklahoma. The company reached a depth of 9,306 feet and logged the well. The neutron log indicated numerous formations that may contain oil or natural gas in commercial quantities. Initial completion attempts in the Wilcox Formation indicated substantial amounts of water. The well has been completed in the Viola zone, and we are waiting on a local gas gathering company to complete building a gas gathering line so we can begin production. The company plans to perforate the Hunton and Mississippi zones to enhance production on this well. To date the company has spent $1,614,369 on this well. Investors have purchased 50.5% of the working interest in this well for $1,000,000. Their share of the expenses to date are $940,344. The difference of $59,656 is shown as a liability on the balance sheet of the company. The company still owns 49.5% of the working interest in the well and its share of the cost to date is $674,025 and is reflected in the balance sheet under the heading of uncompleted wells. A non-affiliated company had agreed to purchase 47.5% of the well for $840,000 but has not yet come up with the money. This is not represented on the books of the company. We have not yet determined whether to sue for specific performance or replace it with another investor as we believe we may be able to get a higher price for the interest.

Plan of Operation for the Next Twelve Months

Our current business plan is to develop our oil and gas properties by (i) constructing the natural gas pipeline on our right-of-way in Rio Blanco County, Colorado and (ii) drilling wells on the leases we own. We will continue to seek, investigate, and, if warranted, acquire one or more oil, gas or related properties, and to pursue other activities intended to enhance shareholder value. The acquisition of a property or a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or stockholders’ equity. We have total assets of $2,029,145 and total liabilities of $2,253,043.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2007, the amount of the judgment including interest was $589,726 with interest accruing in the quarterly amount of $8,442.

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

Item 2.  Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-KSB for period ended December 31, 2006), we have sold no equity securities in transactions exempt from registration pursuant to Regulation D, Rule 506.

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

Superior Oil and Gas Co.

Date: May 18, 2007	By:	/s/ Daniel Lloyd
Daniel Lloyd, Chief Executive Officer