Form 10QSB
period 2007-09-30
SUPERIOR OIL & GAS CO
filed 2007-11-14
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 9, 2007, there were 25,315,214 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	PAGE

Balance Sheets September 30, 2007 (Unaudited) and
December 31, 2006 (Audited)	4
Statements of Operations for the Three and Nine Months Ended
September 30, 2007 and 2006 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended
September 30, 2007 and 2006 (Unaudited)	6
Notes to Financial Statements	8

Superior Oil and Gas Co.
Balance Sheets
September 30, 2007 (unaudited) December 31, and 2006
(audited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$8,639	$37,726
Accounts receivable:
Stock subscription receivable	90,500	-
Joint interest billings receivable	42,546	-
Excess costs due from investors	-	-
	133,046	-

Deferred drilling costs	249,933	249,933
Deferred tax asset	70,000	70,000

Total Current Assets	461,618	357,659

Property and Equipment
Oil and gas properties:
Pipeline Right-of-Way	111,600	111,600
Oil and gas leases undeveloped	498,000	498,000
Uncompleted wells	1,040,655	889,208
	1,650,255	1,498,808

Total Assets	$2,111,873	$1,856,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	1,295,945	1,016,600
Deposits for drilling	-	141,789
Accrued Salaries	157,500	90,000
	1,453,445	1,248,389
Other liabilities
Due to officers	65,000	-
Accrued option expense	180,000	180,000
Debtor judgment	606,610	581,284

Total Liabilities	2,305,055	2,009,673

Shareholders' Equity
Common stock, $0.001 par value per share
200,000,000 shares authorized, 25,262,214
outstanding at September 30, 2007 and
21,099,214 outstanding at December 31, 2006	25,263	21,100
Additional paid-in capital	3,168,819	2,596,025
Accumulated deficit	(3,387,264)	(2,770,331)

Total Shareholders' Equity	(193,182)	(153,206)

Total Liabilities and Shareholders' Equity	$2,111,873	$1,856,467

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Operations
For the Three and Nine months ended September 30, 2007 and 2006

(Unaudited)

	Three		Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue
Oil and gas revenues	$4,056	$-	$4,056	$-
Administrative fees	4,000	-	10,500	-
	8,056	-	14,556	-

Operating Expenses
Cost of well operations	9,275	-	33,455	-
Administrative	179,931	204,391	572,708	684,407
Judgment	8,442	8,442	25,326	25,326
	197,648	212,833	631,489	709,733

Loss before income taxes	(189,592)	(212,833)	(616,933)	(709,733)

Income tax expense (benefit)	-	-	-	(70,000)

Net loss	$(189,592)	$(212,833)	$(616,933)	$(639,733)

Basic loss per share:
Weighted average shares outstanding	25,032,000	19,687,000	22,123,000	17,589,000
Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Diluted loss per share:
Weighted average shares outstanding	29,032,000	22,229,000	26,123,000	20,896,000
Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(616,933)	$(639,733)

Adjustment to reconcile net loss to net cash
provided by (used by) operating activities:

Common Stock issued for services	449,957	387,329
Increase in accounts receivable	(133,046)	-
Increase in deferred tax asset	-	(70,000)
Increase in deferred drilling costs	-	(249,933)
Increase (decrease) in accounts payable	279,345	(35,128)
Decrease in deposits for drilling	(141,789)	-
Increase in accrued salaries	67,500	67,500
Increase in debtor judgment	25,326	25,326
Increase in accrued option expense	-	180,000
Increase in deposits for drilling	-	566,631

Net cash provided (used) by operating activities	(69,640)	231,992

Cash flows from investing activities
Increase in oil and gas properties	(151,447)	(891,066)
Issuance of common stock for cash	127,000	75,000
Issuance of common stock for properties	-	678,900
	(24,447)	(137,166)

Cash flows from financing activities
Increase in due to officers	65,000	-
	65,000	-

Increase (decrease) in cash	(29,087)	94,826

Cash at beginning of period	37,726	8

Cash at end of period	$8,639	$94,834

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 (continued)
(Unaudited)

	Nine
	Months Ended September 30,	Months Ended September 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for services	$449,957	$387,329

Common stock issued for oil and gas properties	$318,757	$235,200

Common stock issued for cash	$36,500	$75,000

Common stock issued for account receivable	$90,500	$-

Superior Oil and Gas Co.
Notes to Financial Statements
September 30, 2007

SELECTED INFORMATION FOR FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company’s financial statements for the year ended December 31, 2006 included on the Company’s Report on Form 10-KSB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Superior Oil and Gas Co.
Notes to Financial Statements
September 30, 2007

SELECTED INFORMATION FOR FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

NOTE 3: STOCK TRANSACTIONS

During the nine months ended September 30, 2007, the Company sold the following common shares for cash and services to twenty-one persons at $0.05 to $0.36 a share in an offering exempt from registration in accordance with the provisions of Regulation D, Rule 506. All purchasers were accredited investors well known to management and were provided with our most recent Forms 10-KSB and 10-QSB.

Number of Shares	Value	Description
2,300,000	$ 127,000	Issued for cash and satisfaction of accounts receivable
1,860,000	449,957	Issued for services
4,160,000	$ 576,957

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

On September 2, 2006 we commenced drilling operations on our Windy Vista No. 1 Well in Garfield County, Oklahoma. The company reached a depth of 6,551 feet and logged the well. The neutron log indicated numerous formations that may contain oil or natural gas in commercial quantities. Initial completion attempts on the Wilcox Formation were not successful due, we believe, to a poor cement job. Completion is now in progress on the Mississippi Formation. To date we have spent $1,123,871 on this project. Investors have purchased 71% of the working interest in this well for $750,126. The company still owns a 30% working interest in the well and its share of the cost to date is $373,745 and is reflected in the balance sheet under the heading of uncompleted wells. The working interest represents a 75% gross revenue interest as the well carries a 25% royalty burden.

On October 24, 2006 we commenced drilling operations on the Lonesome River Well No. 1 in Blaine County, Oklahoma. The company reached a depth of 9,306 feet and logged the well. The neutron log indicated numerous formations that may contain oil or natural gas in commercial quantities. Initial completion attempts in the Wilcox Formation indicated substantial amounts of water. The well has been completed in the Viola zone, and we are waiting on a local gas gathering company to complete building a gas gathering line so we can begin production. The company recently fractured the Hunton and Mississippi zones to enhance production on this well. To date the company has spent $1,661,861 on this well. Investors have purchased 51% of the working interest in this well for $1,005,000. The company still owns 49% of the working interest in the well and its share of the cost to date is $656,861 and is reflected in the balance sheet under the heading of uncompleted wells. The working interest represents a 75% gross revenue interest as the well carries a 25% royalty burden. A non-affiliated company had agreed to purchase 47.5% of the well for $840,000 but has not yet come up with the money. This is not represented on the books of the company. We have not yet determined whether to sue for specific performance or replace it with another investor as we believe we may be able to get a higher price for the interest.

Administrative revenue of $10,500 in the three and nine months ended September 30, 2007 is income received from working interest partners as a fee for being operator of the wells.

The oil and gas revenues are the company’s share of oil ($2,882) and gas ($1,204) revenue from minimal production on the Windy Vista well.

Cost of well operations, $9,275 and $33,455 for the three and nine months ended September 30, 2007, respectively are costs in operating the wells. Even though we have had minimal revenues from operation of the wells, we have had cost for fuel, pumpers, repairs and saltwater disposal while attempting to get the wells to produce. Only the costs attributable to the company are reflected as expense in the financial statements. The other working interest owners’ share has either been paid by them or is reflected as joint interest billings receivable in the balance sheet.

Administrative costs for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months			Nine months
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Auto	2,750	659	2,091	11,777	4,728	7,049
Insurance	6,402	-	6,402	13,727	-	13,727
Travel and entertainment	3,071	1,669	1,402	7,749	19,511	(11,762)
Payroll	23,700	25,250	(1,550)	68,700	70,250	(1,550)
Telephones	6,581	249	6,332	17,929	2,912	15,017
Professional fees	2,501	9,399	(6,898)	137,547	114,609	22,938
Financial consulting	130,000	157,500	(27,500)	296,500	436,546	(140,046)
Other	4,926	9,665	(4,739)	18,779	35,851	(17,072)

Total	179,931	204,391	(24,460)	572,708	684,407	(111,699)

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

We are in the development stage and, since inception, have experienced significant liquidity problems and have no capital resources or shareholders’ equity. We have total assets of $2,111,873 and total liabilities of $2,305,055.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs. Due to our recurring losses and shareholders’ deficiency, there can be no assurance that we will be able to obtain the additional funds, which may impact our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue operations as a going concern.

No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available to the company to allow it to develop its properties or cover its expenses as they may be incurred.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2007, the amount of the judgment including interest was $606,610 with interest accruing in the quarterly amount of $8,442.

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

Item 2. Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-QSB for period ended June 30, 2007), we have sold, in transactions exempt from registration pursuant to Regulation D, Rule 506, the following securities to the following persons. All sales were made to accredited investors with preexisting relationships with our company.

Date	Purchaser	No. of Shares	Value	Consideration Paid for the Shares
10-12-07	Sichenzia Ross Friedman	53,000	$0.09	Legal services

Item 6. Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**

10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**

10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***
10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***

10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++

16	Letter on Change in Certifying Accountant	*

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Superior Oil and Gas Co.

Date: November 13, 2007	By:	/s/ Daniel Lloyd
Daniel Lloyd, Chief Executive Officer