Form 10-K
period 2007-12-31
SUPERIOR OIL & GAS CO
filed 2008-04-15
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

000-50173
(Commission File Number)

Superior Oil and Gas Co.
(Exact name of registrant as specified in its charter)
Nevada (state of incorporation)	87-0537621 (IRS Employer I.D. Number)
844 South. Walbaum Road
Calumet, OK 73014
(405) 884-2080
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $5,509

State the aggregate market value of the 17,777,182 voting and non-voting common equity held by non-affiliates computed by reference to the $0.135 average bid and asked price of such common equity, as of April 11, 2008: $2,399,920.

As of April 11, 2008 there were 26,251,582 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

PART I

iii

PART I

ITEM 1. BUSINESS.

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

Our Business.

We explore for and produce oil and gas that we sell to oil and gas gatherers. The gas sometimes is sold directly to the public utility companies. We do our exploration with working interest partners and oil and gas companies that wish to invest in the oil and gas business. A working interest partner buys a percent in a project or well and receives a share of the monthly net revenue of that well (gross revenue less royalties, taxes and operating expenses) based on his percentage of ownership in the well or project. If a well experiences a net loss for a month, a working interest partner is billed for his percentage share of the costs of operating the well in excess of the revenues received. In all of the projects we have, we are the operating working interest partner and the other working interest partners have no involvement in the management of the well or project. The working interest partner receives a recordable assignment for his share of the well or project. The share of revenues and expenses of the working interest partners is not included in the revenue and expenses of our company.

We currently own leases with 2,121 undeveloped acres in Oklahoma and Texas and are negotiating for leases in other states in addition to where we are currently operating. In 2006 we drilled two wells which are now in the final stages of testing to determine what their production capabilities and reserves will be. We produced a minimal amount of oil and gas from those wells in 2007 while we have been testing and determining which zones are best for final production. In addition we started drilling a third well at the end of 2007, which is now in the final stages of completion, a fourth well in January 2008, which is now in the final stages of completion, and we started a recompletion on an additional well we purchased in early 2008, which we have not recompleted.

Our focus for the current fiscal year will be on developing our existing properties, while continuing to pursue acquisition of additional leases and/or existing oil and gas production which has potential for increased production either through additional drilling on its property or applying modern techniques to increase the production already in place.

Distribution Methods

We distribute oil and gas that we produce through oil and gas gathering companies with the gas sometimes being sold directly to public utility companies.

Our distribution agreements for oil provide for an oil wholesaler to pick up oil from our tanks and pay us according to the market prices at the time the oil is picked up at our tanks. There is a great demand for oil and there are several companies we can have pick the oil up. We have no long-term contracts with any one company.

Our distribution agreements for gas provide for us to tap into the distribution line of a gas distribution company, and we are paid for our gas at the market price at the time of delivery less any transportation charge from the gas transmission company. These charges can range from 5% upward of the market value of the gas, depending on the competition among transmission companies in the area of the wells.

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, modernizing existing wells, marketing oil and natural gas and securing trained personnel. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional. Because the current domestic demand for oil and gas exceeds supply, we believe there is little risk that all current production will not be sold at relatively fixed prices. To this extent we do not believe we are directly competitive with other producers, nor is there any significant risk that we could not sell all our current production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. However, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product. In this respect, while we believe we have a price disadvantage when compared to larger producers, we view our primary pricing risk to be related to a potential decline in international prices to a level which could render our current production uneconomical.

We are presently committed to use the services of the existing gathering companies in our present areas of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs (since an alternative gathering would be required to lay new pipeline and/or obtain new rights of way to any lease from which we are selling production).

Source and Availability of Raw Materials

We have no significant raw materials. However, we make use of numerous oil field service companies in the drilling of wells. We currently operate now only in Oklahoma, where there are numerous oil field service companies.

Major Customers

We principally sell our oil and natural gas production to marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2007, one purchaser, Sunoco Partners Marketing & Terminals LP, was responsible for generating all of our oil sales, and one purchaser, Western Gas Resources, Inc. was responsible for all of our natural gas sales. However, we believe that the loss of either of these oil and gas purchasers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

Patents, Trademarks, Royalties, Etc.

We have no patents, trademarks, licenses, concessions, or labor contracts. We pay royalties to mineral owners and owners of overriding royalties on oil and gas leases. These royalties usually are 25%. The leases are good and royalties are owed as long as there is production on the property.

Governmental Regulations

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Therefore, we cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

Regulation of Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All of the states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Compliance and Risks

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Oklahoma, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Oklahoma, specific oil and gas regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Compliance with these regulations may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either us or our acquired properties are involved or subject to, or arising out of any predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include: ordering a clean-up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against us or our principal officers.

Employees

We have two full-time and no part-time employees.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks described below, together with all of the other information contained or incorporated by reference in this Annual Report. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading prices of our common stock could decline.

General Risks Related to Our Company

We Have a Limited Operating History.

Because our business plan was recently adopted, we have a limited operating history. Such limited operating history makes it more difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with managing a new business, many of which may be beyond our control. In addition, we compete in a volatile and highly price sensitive industry and we may face many uncertainties. Our success will depend on many factors, including those described in this Risk Factors section.

We Have a History of Losses and May Need Additional Financing.

We have experienced operating losses, as well as net losses, for each of the years during which we have operated. We anticipate future losses and negative cash flow to continue for the foreseeable future.

To date, we have received only limited revenue from the sale of our products. We have incurred significant costs in connection with the development of our leases and properties and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our oil and gas production, no assurance can be given that these products can be sold on a net profit basis. Included in such former and future losses are development expenses and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Similarly, in the future, we may not generate sufficient revenue from operations to pay our operating expenses. If we fail to generate sufficient cash from operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common or preferred stock to meet our cash needs. Even if we can complete such transactions, they may not be on terms that are favorable or reasonable from our perspective.

We May Not Be Able to Borrow Funds.

There currently are no legal limitations on our ability to borrow funds to increase the amount of capital available to us to carry out our business plan. However, our limited resources and limited operating history will make it difficult to borrow funds. The amount and nature of any such borrowings would depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by us and in our best interest.

Managing Growth and Expansion.

We currently anticipate a period of growth as a result of the recent changes in our corporate structure and the production and sale of oil and gas under the leases on our properties. The resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing any such expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

Risks Relating to the Oil and Natural Gas Industry and Our Business

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions, including embargoes, in or affecting other oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per share basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices will also negatively impact the value of our proved reserves when and if we have them. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

A substantial percentage of our properties are undeveloped; therefore the risk associated with our success is greater than would be the case if the majority of our properties were categorized as proved developed producing.

Because none of our properties are proven properties we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	title problems; and

•	limitations in the market for oil and natural gas.

If our assessments of recently purchased properties are materially inaccurate, it could have significant impact on future operations and earnings.

The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

•	the amount of recoverable reserves;

•	future oil and natural gas prices;

•	estimates of operating costs;

•	estimates of future development costs;

•	estimates of the costs and timing of plugging and abandonment; and

•	potential environmental and other liabilities.

Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties, potentially negatively impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down could constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves.

In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present value of future net revenues from our reported proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. If future values decline or costs increase it could negatively impact our ability to finance operations, and individual properties could cease being commercially viable, affecting our decision to continue operations on producing properties or to attempt to develop properties. All of these factors would have a negative impact on earnings and net income, and most likely the trading price of our securities.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation, ranging from prospects that are currently being developed, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage of our properties are undeveloped. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death; and

•	natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•	discharge permits for drilling operations;

•	drilling bonds;

•	reports concerning operations;

•	the spacing of wells;

•	unitization and pooling of properties; and

•	taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

Our operations may incur substantial liabilities to comply with the environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves when we find them will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

With the recent increase in the prices of oil and natural gas, we have encountered an increase in the cost of securing drilling rigs, equipment and supplies. Shortages or the high cost of drilling rigs, equipment, and supplies are expected to continue in the near-term. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

Currently, the majority of our production is sold to marketers and other purchasers that have access to nearby pipeline facilities. However, as we begin to further develop our properties, we may find production in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas have several adverse affects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

Risks Relating to Our Common Stock

We have no plans to pay dividends on our common stock. You may not receive funds without selling your stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

Provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

While we do not believe that we currently have any provisions in our organizational documents that could prevent or delay a change in control of our company (such as provisions calling for a staggered board of directors, or the issuance of stock with super-majority voting rights), the existence of some provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Our Common Stock Is Subject To "Penny Stock" Restrictions Under Federal Securities Laws, Which Could Reduce The Liquidity Of Our Common Stock.

The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On April 9, 2007, the closing price for our common stock, as quoted on the Over the Counter Bulletin Board, was $0..15 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

The penny stock restrictions will no longer apply to our common stock if we become listed on a national exchange. In any event, even if our common stock were exempt from the penny stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Securities and Exchange Commission the authority to restrict any person from participating in a distribution of penny stock, if the Securities and Exchange Commission finds that such a restriction would be in the public interest.

ITEM 2. PROPERTIES.

We occupy 3,000 square feet of office space at 844 South Walbaum Road, Calumet, Oklahoma 73014. The owner of the property is an unrelated party. We are in the process of negotiating a lease with the individual.

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

Productive Wells and Acreage

We own interests in oil and gas leases in Oklahoma on some of which leases there are producing oil and gas wells in the final stages of completion in which we have working interest partners. Our aggregate interests are set forth below.

	Uncompleted Wells		Non-Productive Wells
County	Gross Wells	Net Wells	Gross Wells	Net Wells

Garfield
Oil & Gas	1.37		-	-
Blaine
Oil & Gas	1.44		-	-
Logan
Oil & Gas	3	1.50	-	-

Total	5	2.31	-	-

	Developed Acreage In Uncompleted Wells
County	Gross Acreage	Net Acreage

Garfield:
Oil and Gas	160	59
Blaine:
Oil and Gas	80	35
Logan:
Oil and Gas	80	40

TOTAL	320	265

Undeveloped Oil and Gas Leases

Location	Number of Acres	Royalty Burden
Bosque County, Texas	320	30%
Kingfisher County, Oklahoma	1,170	25%
Logan County, Oklahoma	240	25%
Pushmataha County, Oklahoma	125	25%
Blaine County, Oklahoma	186	25%
Canadian County, Oklahoma	80	25%

Total	2,121

The expiration date on the leases are 2009 and 2010 unless production is made. All of the leases will be held by production after expiration if commercial quantities of oil and gas are produced.

Drilling Activity

We began drilling on two wells in 2006 and have not yet completed them to the production stage. From the data we have we are confident that they will be commercially productive. We also began drilling a well in Logan County, Oklahoma at the end of 2007 which is not yet complete and a well in early 2008 which also is not yet complete. In addition, we purchased an existing stripper well in Logan County that is adjacent to our other wells described herein for purposes of recompleting it on zones not completed when it was earlier drilled. We are confident they all will be commercially productive from the information we have.

Present Activity

We have started work-over projects on two unproductive wells that are located on our Logan County property. To work-over a well is to locate an existing well bore (hole previously drilled and completed) which either is no longer productive or is lagging in production and do the necessary repairs to either put it back in production or to increase the production already there. We are also completing the Chickie #1 well started at the end of 2007 and getting the two wells started in 2006 ready for production.

We plan to continue drilling wells on the leases which we currently own as funds become available. In addition we are always looking to buy additional lease acreage and existing wells on which production can be enhanced by infield drilling and work-over projects.

Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or natural gas in the near future under existing contracts or agreements. Further, during the last three years we had no significant delivery commitments.

ITEM 3. LEGAL PROCEEDINGS.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2007, the amount of the judgment including interest was $615,052.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders of our company through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the stock symbol “SIOR.” The following sets forth the range of high and low bid information for the stock for the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low

2006:
1st Qtr	0.75	0.126
2nd Qtr	0.89	0.21
3rd Qtr	0.63	0.23
4th Qtr	0.48	0.30

2007:
1st Qtr	0.42	0.22
2nd Qtr	0.36	0.112
3rd Qtr	0.24	0.102
4th Qtr	0.275	0.12

Holders

As of April 10, 2008 there were approximately 186 holders of record of our Common Stock.

Dividends

We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Sales of Unregistered Securities.

The registrant sold the following equity securities (common stock) in transactions that were not registered under the Securities Act of 1933, which sale of securities have not earlier been reported.

Date	Persons or Class of Persons to Whom the Securities Were Sold	No. of Shares	Cash Consideration	Value and Nature of Other Than Cash Consideration

01-31-08	T.J. Howeth	30,000		$4,200; bonus for bringing a new drilling prospect to the company
01-31-08	Claud Cypert TTEE	200,000		$25,000 for a letter of credit deposited with Oklahoma Corporation Commission as security for costs of plugging wells when such occurs
01-31-08	Pangaea Exploration	200,000		$28,000 for geologic work on two of the company’s wells
01-31-08	Paula Shaw	10,000		$1,400; services performed on Lonesome River well
01-31-08	Sundance Energy Co.	475,330		$66,546; services performed on Lonesome River well
01-31-08	Easton Land Service	10,038		$1,405; services performed on Lonesome River well
03-24-08	Shannon Kelley	5,000		$850; services performed on pump jack at Lonesome River well
03-24-08	Mark Kevin Hockett	2,500		$425; services performed on pump jack at Lonesome River well
03-24-08	Allen Wayne Slingerland	2,500		$425; services performed on pump jack at Lonesome River well
03-24-08	Tommy Earl Dervin	2,500		$425; services performed on pump jack at Lonesome River well
03-24-08	Jeremy Daniel Glimp	2,500		$425; services performed on pump jack at Lonesome River well

All of the above sales were made pursuant to the provisions of Regulation D, Rule 506. All purchasers were provided copies of our most recent Forms 10-KSB, Forms 10-QSB and 8-K and were known to our management prior to the sales. All purchasers were given the opportunity to ask questions of management before making their investment decisions. There were no underwriters involved.

There were no repurchases of our securities made by us or any affiliated purchasers in the fourth quarter of our last fiscal year.

ITEM 7. MANAGEMENT’S PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement.

We had oil and gas revenue for our interest in two oil and gas wells totaling $5,509 for the year ended December 31, 2007 compared to no revenue in the same period of 2006.

Late in 2006 we drilled two oil and gas wells which were initially completed in 2007. The neutron log on the Windy Vista #1 well in Garfield County, Oklahoma indicated numerous formations which may contain oil or natural gas. Initial completion attempts on the Wilcox Formation were not commercially successful, we believe, due to a poor cement job. Completion is now in progress on the Mississippi Formation.

Initial completion attempts in the Wilcox Formation on the Lonesome River #1 well in Blaine County, Oklahoma indicated substantial amounts of water. The well has now been completed in the Viola zone, and we are waiting on a local gas gathering company to complete building a gas gathering line so we can begin production. The company also recently fractured the Hunton and Mississippi zones to enhance production on this well.

The revenue in 2007 was from our working interest from sporadic production in these two wells while we were attempting their completion.

In December of 2007 we began drilling on the Chickie #1 well in Logan County, Oklahoma which we are in the process of completing.

To date we have spent $3,866,722 on these projects. Investors have put up $3,575,625 for working interests 63% of the Windy Vista #1 Well, 56% the Lonesome River #1 Well and 50% Chickie #1 Well. This amount includes $932,997 which was invested for working interests by two parties in 2006 and their interests were returned to us in a court action in 2007 in which we were allowed to keep the amount invested.

Lease operating expenses in 2007 were $13,695 compared to $0 in 2006. These are our share of cost of operations for the wells when they were in operation.

General and Administrative expenses were $1,003,267 for the year ended December 31, 2007 compared to $702,104 for the 2006 period, an increase of $301,163. The increase was primarily due to an increase in advertising cost of approximately $90,000 which included costs for the development of a web site and an increase in the cost of financial consulting of approximately $200,000.

Gain from sales of working interests was $137,477 for the year ended December 31, 2007 compared to no revenue from this source in the previous year. This was because the company received more from the sale of working interests in the Windy Vista #1 well than the investment in the well. This was mostly because of the interest return from a court settlement in which the company was able to resell a working interest but did not have to return the amount received from a previous sale.

Net Income (Loss)

We suffered a net loss of $977,744 in FY 2007 and a net loss of $665,872 in FY 2006. The increase in net loss is attributable primarily to a gross profit loss of $8,186 in FY 2007 compared to $0 in FY 2006. We also had an increase in general and administrative expenses of $301,163. This was offset by a gain from sale of working interests of $137,477 and an increase in tax expense of $140,000 (expense of $70,000 in 2007 compared to a benefit of $70,000 in 2006). All of this amounted to our loss being $311,872 greater in 2007 than in 2006.

We financed our FY 2007 loss of $977,744 primarily with issuances of $1,657,921 worth of common stock for cash and services, an increase in debtor judgment of $33,768, and loans from shareholders of $99,109. A portion of these funds were used to increase current assets $502,160, increase property and equipment $227,857 and decrease current liabilities $83,037.

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

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Superior Oil & Gas Co.
Calumet, Oklahoma

We have audited the accompanying balance sheet of Superior Oil & Gas Co. as of December 31, 2007, and the related statements of operations, cash flows, and changes in stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Oil & Gas Co. as of December 31, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company is a judgment debtor in a case filed against the Company. Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment. Additionally the Company has experienced significant liquidity problems and has no capital resources or limited stockholders’ equity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

April 15, 2008

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

/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

March 7, 2007
Tulsa, Oklahoma

Superior Oil & Gas Co.
Balance Sheets
December 31, 2007 and 2006

ASSETS	2007	2006

Current Assets
Cash	$555,987	$37,726
Accounts receivable	53,899	-
Deferred drilling costs	-	249,933
Deferred tax asset	-	70,000

Total Current Assets	609,886	357,659

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved oil and gas properties	1,428,728	498,000
Exploratory wells in progress	428,576	889,208
	1,968,904	1,498,808
Furniture and fixtures	7,694	-

Total Property and Equipment	1,976,598	1,498,808

Total Assets	$2,586,484	$1,856,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$466,164	$1,016,600
Deposits for Drilling	519,188	141,789
Accrued Salaries	180,000	90,000
	1,165,352	1,248,389
Other liabilities
Accrued option expense	-	180,000
Debtor judgment	615,052	581,284
Loans from officers	99,109	-

Total Liabilities	1,879,513	2,009,673

Stockholders' Equity
Common stock, $0.001 par value per share
200,000,000 shares authorized, 25,315,214
issued and outstanding at December 31, 2007 and
21,099,214 issued and outstanding at December 31, 2006	25,316	21,100
Additional paid-in capital	4,493,314	2,596,025
Subscriptions receivable	(63,584)	-
Accumulated deficit	(3,748,075)	(2,770,331)

Total Stockholders' Equity (Deficit)	706,971	(153,206)

Total Liabilities and Stockholders' Equity (Deficit)	$2,586,484	$1,856,467

The accompanying notes are an integral part of these financial statements

Superior Oil & Gas Co.
Statement of Operations
For the Years Ended
December 31, 2007 and 2006

	2007	2006

Revenue
Oil	$2,851	$-
Gas	2,658	-
Total Revenue	5,509	-

Operating Expenses:
Lease operating expenses	13,695	-
General and Administrative	1,003,267	702,104
Gain from sales of working interests	(137,477)	-
Judgment interest	33,768	33,768
	913,253	735,872

Loss before income taxes	(907,744)	(735,872)

Income tax expense (benefit)	70,000	(70,000)

Net loss	$(977,744)	$(665,872)

Loss per Share:
Weighted average shares outstanding	22,657,000	18,559,000
Loss per share	$(0.04)	$(0.04)

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statement of Changes in Stockholders' Equity
For the Years Ended
December 31, 2007 and 2006

	Common		Additional
	Shares	Common	Paid-In	Subscription	Accumulated
	Outstanding	Stock	Capital	receivable	Deficit	Totals

Balance December 31, 2005	15,470,714	$15,471	$1,235,425	$-	$(2,104,459)	$(853,563)

Common stock issued:
For cash	150,000	150	74,850	-	-	75,000
For services	2,423,000	2,423	344,706	-	-	347,129
For assets	3,055,500	3,056	941,044	-	-	944,100

Net loss for the year	-	-	-	-	(665,872)	(665,872)

Balance December 31, 2006	21,099,214	$21,100	$2,596,025	$-	$(2,770,331)	$(153,206)

Common stock issued:
For cash	2,300,000	2,300	124,700	(63,584)	-	63,416
For professional services	1,708,000	1,708	404,792	-	-	406,500
For capital services	58,000	58	20,222	-	-	20,280
Payment of debt	150,000	150	28,027	-	-	28,177

Warrants issued for cash	-	-	1,139,548	-	-	1,139,548
Stock based compensation	-	-	180,000	-	-	180,000
Net loss for the year	-	-	-	-	(977,744)	(977,744)

Balance December 31, 2007	25,315,214	$25,316	$4,493,314	$(63,584)	$(3,748,075)	$706,971

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Years Ended
December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:

Net loss	$(977,744)	$(665,872)

Adjustment to reconcile net loss to net cash
provided by (used by) operating activities:
(Increase) decrease in deferred tax asset	70,000	(70,000)
Common stock issued for services	406,500	347,129
Gain on Sale of wells	(137,477)	-
Increase in accounts receivable	(53,899)	-
Increase in accrued salaries	90,000	90,000
Increase (decrease) in notes payable	-	(70,000)
Increase in accrued option expense	-	180,000
Increase in debtor judgment	33,768	33,768

Net cash used by operating activities	(568,852)	(154,975)

Cash flows from investing activities
Purchase of oil & gas leases & undeveloped wells	(2,497,402)	(24,096)
Increase in deposits for drilling	377,399	141,789
Sale of oil & gas leases & undeveloped wells	1,937,804	-
Purchase of furniture & fixtures	(7,694)	-

Net cash provided by/(used in) investing activities	(189,893)	117,693

Cash flows from financing activities

Sale of common stock	38,349	75,000
Increase in loans from officers	99,109	-
Sale of warrants	1,139,548	-

Net cash provided by financing activities	1,277,006	75,000

Increase (decrease) in cash	518,261	37,718

Cash at beginning of period	37,726	8

Cash at end of period	$555,987	$37,726

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for pipeline right of way	$-	$111,600
Common stock issued for leases	$25,067	$498,000
Common stock issued for undeveloped wells	$20,280	$334,500
Common stock issued for accounts payable settlement	$28,177	$-
Deferred drilling cost capitalized to leases	$249,933	$-

The accompanying notes are an integral part of these financial statements

Note 1 — Organization and Nature of Business

Superior Oil and Gas Co. (the Company) was incorporated on February 22, 1989, as a Utah corporation as Western States Resources, Inc. On March 31, 1997, the Company was merged with Western States Resources US, Inc. (a Nevada corporation) and immediately changed its name to Red River Resources, Inc. On June 4, 1997, the Company changed its name to Superior Oil and Gas Co. The Company is engaged in the exploration, development and production of oil and gas properties.

Note 2 — Summary of Significant Accounting Policies

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

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided by using the straight-line method over the estimated useful lives. Expenditures for maintenance and repairs are charged to operations when incurred. Major betterments and renewals that extend the useful life of the related asset are capitalized and depreciated over the asset’s remaining useful life. The property and equipment recorded at year end December, 31, 2007 was not placed in service until 2008 and no depreciation has been taken on it.

Oil and Gas Properties

Oil and gas investments are accounted for by the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed.

Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143,"Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method..

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Impairment of unproved oil and gas properties are determined by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”.

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to

Recent Accounting Pronouncements: (continued)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109’ (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Consistent with the requirements of FIN 48, we adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

FIN 48 requires us to evaluate whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions taken by us are supportable by existing laws and related interpretations, there are no material uncertain tax positions to consider in accordance with FIN 48.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by us that is a continuation of our historical policy and will continue to be consistently applied in the future. As of December 31, 2007, we have not accrued any interest and penalties related to unrecognized tax benefits.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset or liability. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS No. 157 will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adopt SFAS No. 159 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) to significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions and will change the accounting treatment for certain specific items. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) on January 1, 2009, and we have not yet determined the impact, if any, on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Financial Statements - An Amendment of ARB No. 51, to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is de. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 on January 1, 2009, and we have not yet determined the impact, if any, on our financial statements.

Note 3 — Income Taxes

As of December 31, 2007 and 2006 the Company had substantial net operating losses. Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded. Book and tax differences are not required to be recorded when the consequences of these differences might not be realized. The substantial net operating losses, which will expire over the next 5 to 15 years, may or may not be realized which will be dependent on future earnings, which are currently uncertain. All deferred tax assets related to the net operating losses carryforward are fully reserved.

Note 4 — Common Stock Transactions

During the years ended December 31, 2007 and 2006, the Company issued shares for cash, as compensation to employees and consultants, and as payment for debt.

During 2007, the Company:

Sold 2,300,000 shares of common stock for $127,000 cash. As of December 31, 2007, $38,349 cash has been collected, $25,067 has been satisfied though development of leases and the remaining $63,584 is classified as subscription receivable as an contra equity account.

Issued 1,708,000 shares of common stock for the professional and consulting services with a fair value of $406,500. The shares were valued from $0.10 to $.30.

Issued 58,000 shares of common stock for the development of wells for a fair value of $20,208. The shares valued from $0.24 to $0.29 per share.

Issued 150,000 shares of common stock for settlement of debt in the amount of 28,177.

During 2006, the Company:

Sold 2,300,000 shares of common stock for $75,000 cash.

Issued 2,423,000 shares of common stock with a fair value of $347,129.

Issued 1,405,500 shares of common stock with a fair value of $498,000 for lease acquisitions.

Issued 600,000 shares of common stock with a fair value of $111,600 for a pipeline right-of-way.

Issued 1,050,000 shares of common stock with a fair value of $334,500, for drilling cost of undeveloped wells.

Note 7 — Related Party Transactions

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

Note 8 —  Going Concern Uncertainties

The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses resulting in an accumulated deficit and a working capital deficit. Additionally, the Company, Daniel Lloyd, Sr., the President of the Company, and two companies owned by Daniel Lloyd, Sr. are judgment debtors in a case filed in the Superior Court of Arizona, Maricopa County. The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999. As of December 31, 2007, the amount of the judgment, including accrued interest was $615,052. The judgment will continue to accrue interest in the amount of $8,442 per quarter. The Company is currently unable to pay the debtor judgment. Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to continue as a going concern for a reasonable period of time.

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

Note 9 — Stock Option Plan

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

On December 6, 2005 the Company granted eight million share options at $0.10 per share, including two million non-qualified options that are now exercisable. Additionally six million incentive stock options were granted, of which one million were vested on December 7, 2005, one million vested on January 31, 2006, one million vested January 31, 2007 and one million per year will vest for the next three years. The shares options expire December 15, 2015 if not exercised. Shares options have not been exercised as of the report date.

Unexpired options for the years ended December 31, 2006 and 2007 are as follows:

			Average
			Remaining
	Number of	Weighted	Contractual	Intrinsic
Options	Options	Average Price	terms in years.	Value

Balance at 12/31/05	8,000,000	$0.10	9.93	$720,000
Granted	0
Exercised	0
Balance at 12/31/06	8,000,000	$0.10	8.93	$1,600,000
Granted	0
Exercised	0
Balance at 12/31/07	8,000,000	$0.10	7.93	$240,000

Note 10 — Acquisition of Thirteen (13) Oil and Gas Leases in Oklahoma

In May 2006 the Company agreed to acquire thirteen unproved oil and gas leases in three Oklahoma counties from Hudson Resources. No drilling operations had  been conducted by Hudson Resources or previous owners of the properties. The transaction was completed on July 11, 2006 by the issuance of 1,005,000 shares of restricted common stock of the Company.

Note 11 — Deferred Drilling Costs

In 2006, the Company advanced a drilling contractor $249,933 for a deposit to drill wells in Kingfisher and Canadian Counties. In 2007 the contractor granted leases to the company for 320 acres in Logan County, Oklahoma in exchange for this deposit plus $225,000 cash, and 501,340 shares of stock @ $.05 per share.

Note 12 — Warrants

The company sold a fifty percent working interest in the two wells in Blaine and Garfield Counties in Oklahoma for cash in 2007. The price received for the working interests was $3,000,000. The company also issued to the buyer six million warrants to purchase its common stock. Three million of the warrants are exercisable at ten cents ($0.10) per share and three million of the of the warrants are exercisable at twenty-five ($0.25) per share at anytime before November 15, 2009. Of the $3,000,000 received in the transaction, $1,139,548 was applied to the value of the warrants and credited to paid in capital. The balance of $1,860,452 was used to offset the cost of the wells.

Average
Remaining
	Number of	Weighted	Contractual	Intrinsic
Warrants	Warrants	Average Price	Terms in years.	Value

Balance at 12/31/05	-
Granted	-
Exercised	-
Balance at 12/31/06	-
Granted	6,000,000	$0.18
Exercised	-
Balance at 12/31/07	6,000,000	$0.18	1.87	$-

Note 13 — Deposits

The Company is currently drilling a well in Logan County, Oklahoma. The balance in deposits at December 31, 2007 is the amount in excess of $1 million advanced by a working interest owner which has not yet been spent on the well. At December 31, 2006 the Company was drilling two wells in Blaine and Garfield Counties in Oklahoma and has a working interest partner in each well. This amount represents advances in excess of the working interest partners’ costs on these wells. These deposits will be used to offset the investors’ cost of the well as it is completed. Should costs exceed the estimate for the working interest owners, they are not subject to a call for additional funds for their additional costs.

Note 14 — Lease Commitments

The company does not have any lease commitments.

Note 15 — Subsequent Events

Subsequent to December 31, 2007 the company issued 940,368 shares of common stock for the development of wells for fair value of $129,401.  The shares were valued from $0.08 to $0.17 a share.  The company also cancelled 4,000 shares which had been issued in prior years.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCINGACTIVITIES

The company is still in the process of completing and cleaning out the two wells it had on line at the end of 2007. Engineers have advised the Company that insufficient information is available to provide an estimate of proved reserves until the wells have been completed and are operating on a consistent basis. As a result, there is no proved oil and gas properties or proved oil and gas reserves at December 31, 2007 and 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 13, 2007 Superior Oil and Gas Co. (“Superior”) received a letter, dated December 13, 2007, from Sutton Robinson Freeman & Co., P.C. of Tulsa, Oklahoma, the principal independent registered public accountants of Superior, in which the accountants resigned. Sutton Robinson Freeman & Co., P.C. had been engaged as Superior’s principal independent registered public accountants for more than five years.

The reports of Sutton Robinson Freeman & Co., P.C. on the financial statements of Superior for its fiscal years ended December 31, 2005 and 2006 contained no adverse opinion or disclaimer of opinion, and, other than raising substantial doubt about Superior’s ability to continue as a going concern for the fiscal year ended December 31, 2006, was not otherwise qualified or modified as to uncertainty, audit scope, or accounting principles during the period of its engagement to December 13, 2007, the date of resignation.

During the past two years or interim periods prior to December 13, 2007, there were no disagreements between Superior and Sutton Robinson Freeman & Co., P.C. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Sutton Robinson Freeman & Co., P.C., would have caused them to make reference to the subject matter of the disagreements in their reports on the financial statements.

Superior provided Sutton Robinson Freeman & Co., P.C. with a copy of the disclosures it made in the Form 8-K and requested Sutton Robinson Freeman & Co., P.C. to furnish a letter addressed to the Commission stating whether it agreed with the statements made therein and, if not, stating the respects in which it did not agree. Such a letter was filed as Exhibit 16 to the Form 8-K filed on March 11, 2008, reporting Item 4.01 - Changes in Registrant’s Certifying Accountant (incorporated herein by reference).

On March 3, 2008, the board of directors of Superior engaged Malone & Bailey PC, of Houston, Texas as Superior’s principal independent registered public accountants to audit its financial statements. Superior did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

ITEM 9A(T). DISCLOSURE CONTROLS AND PROCEDURES.

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

Internal control over financial reporting.

Management’s annual report on internal control over financial reporting. The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant. Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission. All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors. The directors meet frequently - as often as weekly - to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner. All filings of reports with the Commission are reviewed before filing by all directors.

Management assesses the company’s control over financial reporting at the end of its most recent fiscal year to be effective. It detects no material weaknesses in the company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Commission rules that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2007 that was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the company are as follows:

Person	Office	Held Since	Term Expires

Daniel H. Lloyd, 63	Director, CEO, CFO	02-99	5-08
Gayla McCoy, 54	Secretary, Treasurer	02-99	5-08
Bill Sparks, 78	Director	02-97	5-08
W.R. Lott III, 54	Director	02-97	5-08

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

No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

None of the directors holds any directorships in any company with a class of securities registered under the Exchange Act or subject to the reporting requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in certain legal proceedings. During the past five years, none of the directors has been involved in any of the following events:

•
A petition under the Federal bankruptcy law or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-KSB Annual Report for the year ended December 31, 2004 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 844 South Walbaum Road, Calumet, OK 73014.

Corporate Governance.

Security holder recommendations of candidates for the board of directors. Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years. The recommendation must be received by the company by April 20 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

Audit committee. We have no standing audit committee. Our directors perform the functions of an audit committee. Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only three directors at present. None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
	0	0	0
Daniel H. Lloyd	0	0	0
Gayla McCoy	0	0	0
Bill Sparks	0	0	0
W.R. Lott III	0	0	0
Thomas Becker	0	0	0

ITEM 11. EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Total
Daniel H. Lloyd, CEO	2007 2006	$60,000(1) $60,000(1	$0 $0	$0 $0
______________
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

Compensation of Directors

The directors of Superior Oil and Gas Co. and its subsidiaries received the following compensation in 2007 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Daniel H. Lloyd	0	0	0	0	0	0	0
Bill Sparks	0	0	0	0	0	0	0
W.R. Lott III	0	0	0	0	0	0	0

Our standard for determining the dollar amount of stock awards is based upon the amount of service each director performs for the company.

Compensation Committee. We do not have a compensation committee. We have only three directors, and one of these, Daniel H. Lloyd, is one of only two full-time employees of the company. The directors deliberate from time to time concerning the ability of the company to pay compensation to any officer or director and the type and amount of such compensation.

Related Transactions. During the last two fiscal years and the period since the end of the last fiscal year, there have been no transactions, or any currently proposed transaction, in which the company was or is to be a participant with a related person, such as the directors or officers, where the transaction exceeds $120,000 and the related person had or will have a direct or indirect material interest.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth, as of April 11, 2008, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

Person	No. of Shares	Percent of Outstanding Shares

Daniel H. Lloyd 844 South Walbaum Road Calumet, OK 73014	4,024,000(1)	15.3%
Gayla McCoy 844 South Walbaum Road Calumet, OK 73014	3,000,400	11.4%
Bill Sparks P.O. Box 14428 Oklahoma City, OK 73113	500,000(2)	1.9%
W.R. Lott III 107 Fulton Street Greenwood, MS 38935	950,000(3)	3.6%
Thomas Becker 11108 NW 115 Street Yukon, OK 73099	3,290,407	13.0%

Officers and Directors as a Group (4 persons)	8,474,400	32.3%
_______________________

(1)	4,000,000 of these shares represent shares underlying presently exercisable stock options.
(2)	These shares represent shares underlying presently exercisable stock options.
(3)	500,000 of these shares represent shares underlying presently exercisable stock options.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

See “Related Transactions” above regarding the absence or presence of material transactions between the company and related persons.

None of our directors is “independent” as that term is defined in any national securities exchange or in an inter-dealer quotation system that requires that a majority of the board members be independent. However, two of our directors, Bill Sparks and W.R. Lott III, are “independent” in accordance with our definition of “independence.” Our definition of “independence” is whether a director is a principal executive officer, or employee or is the beneficial owner of more than five percent of our outstanding common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

Fiscal Year ended December 31, 2007	$15,510
Fiscal Year ended December 31, 2006	$12,813

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2007	$-0-
Fiscal Year ended December 31, 2006	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2007	$-0-
Fiscal Year ended December 31, 2006	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2007	$-0-
Fiscal Year ended December 31, 2006	$-0-

Pre-Approval of Audit and Non-Audit Services.  The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged. None of the fees described above were pre-approved before the services were performed.

ITEM 15. EXHIBITS.

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**
10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**

10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***
10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***
10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++
16	Letter on Change in Certifying Accountant	+
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

+	Previously filed with Form 8-K Current Report 12-13-07 on March 11, 2008, EDGAR Accession #0001144204-08-014453; incorporated herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR OIL AND GAS CO.

/s/ Daniel Lloyd
Date: April 15, 2008	By
Daniel Lloyd, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel Lloyd
Date: April 15, 2008
Daniel Lloyd, Chairman, Chief
Executive Officer, Chief
Financial Officer and Director

/s/ Gayla McCoy
Date: April 15, 2008
Gayla McCoy, Secretary-Treasurer

/s/ Bill Sparks
Date: April 15, 2008
Bill Sparks, Director

/s/ W.R. Lott III
Date: April 15, 2008
W.R. Lott III, Director

EXHIBIT INDEX

FORM 10-K
For the fiscal year ended December 31, 2007

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**
10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**
10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***
10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***
10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++
16	Letter on Change in Certifying Accountant	+
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

1

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

+	Previously filed with Form 8-K Current Report 12-13-07 on March 11, 2008, EDGAR Accession #0001144204-08-014453; incorporated herein.

2