Form 10-Q
period 2008-03-31
SUPERIOR OIL & GAS CO
filed 2008-05-15
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 000-50173

Superior Oil and Gas Co.
(Exact name of registrant as specified in its charter)

NEVADA	87-0537621
(state of incorporation)	(IRS Employer I.D. Number)

844 South Walbaum Road
Calumet, OK 73014
405-884-2080

(Address and telephone number of registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2008, there were 26,255,582 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS

Current Assets
Cash	$510,991	$555,987
Accounts receivable	27,355	53,899

Total Current Assets	538,346	609,886

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved properties	1,653,089	1,857,304
	1,764,689	1,968,904
Other property and equipment
Leasehold improvements	314,250	-
Furniture and fixtures	53,180	7,694
	367,430	7,694
Less accumulated depreciation and amortization	(5,154)	-
	362,276	7,694

Total Property and Equipment	2,126,965	1,976,598

Total Assets	$2,665,311	$2,586,484

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$512,572	$466,164
Deposits for drilling	775,445	519,188
Accrued salaries	202,500	180,000
	1,490,517	1,165,352
Other Liabilities
Debtor judgment payable	623,494	615,052
Loans from officers	133,659	99,109

Total Liabilities	2,247,670	1,879,513

Shareholders' Equity
Common stock, $0.001 par value per share 200,000,000 shares authorized, 26,255,582 outstanding at March 31, 2008 and 25,315,214 outstanding at December 31, 2007	26,256	25,316
Additional paid-in capital	4,715,475	4,493,314
Subscriptions receivable	-	(63,584)
Accumulated deficit	(4,324,090)	(3,748,075)

Total Shareholders' Equity	417,641	706,971

Total Liabilities and Shareholders' Equity	$2,665,311	$2,586,484

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statement of Operations
(unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

Revenue
Oil	$3,042	$-
Gas	2,834	-
Total Revenue	5,876	-

Expenses
Lease operating expenses	549	-
Exploration costs	57,200	-
General and administrative	510,546	62,250
Judgment interest	8,442	8,442
Depreciation and amortization	5,154	-
	581,891	70,692

Income (loss) before income taxes	(576,015)	(70,692)

Income tax expense (benefit)	-	-

Net loss	$(576,015)	$(70,692)

Basic loss per Share:
Weighted average shares outstanding	25,932,126	21,099,214
Loss per share	$(0.02)	$(0.00)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
(unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$(576,015)	$(70,692)

Adjustment to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	5,154	-
Common stock issued for services	151,200	-
Decrease in accounts receivable	(22,056)	-
Increase in accrued salaries	22,500	22,500
Increase in debtor judgment payable	8,442	8,442

Net cash used in operating activities	(410,775)	(39,750)

Cash flows from investing activities:
Purchase of oil & gas leases and undeveloped wells	(565,292)	99,566
Increase (decrease) in deposits for drilling	256,257	(82,133)
Sale of oil & gas leases and undeveloped wells	1,000,000	-
Purchase of other property and equipment	(359,736)	-

Net cash provided from investing activities	331,229	17,433

Cash flows from financing activities:
Increase loans from officers	34,550	-

Increase (decrease) in cash	(44,996)	(22,317)

Cash at beginning of period	555,987	37,726

Cash at end of period	$510,991	$15,409

See Accompanying Notes to Financial Statements

Superior Oil & Gas Co.
Statements of Cash Flows
(unaudited)

	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities

Common stock issued for undeveloped wells	$71,901	$-

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Superior Oil and Gas Co., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-K have been omitted.

NOTE 2: GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubts as to the Company’s ability to continue as a going concern. The Company has been operating over the past year based on loans, stock sales, sales of oil and gas properties and increases in its accounts payable. There is no guarantee that such sources of financing will continue to be available for operations to the Company. In order to be able to complete the wells it is in the process of drilling and completing and to produce those wells, the Company will be required to obtain significant funding. Management’s plans include attempting to find partners for its drilling prospects. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management’s plans will be successful.

NOTE 3: STOCK TRANSACTIONS

On January 23, 2008, 495,368 shares of common stock were issued for professional services for the development of our wells. The shares had a fair value of $69,352.

On January 23, 2008 and January 31, 2008, 30,000 and 200,000 shares of common stock were issued for exploratory cost of our wells. The shares had a fair value of $4,200 and $28,000, respectively.

On January 31, 2008, 200,000 shares of common stock were issued for professional services. The shares had a fair value of $25,000.

On February 14, 2008, 15,000 shares of common stock were issued for professional services for the development of our wells. The shares had a fair value of $2,550.

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 3: STOCK TRANSACTIONS (continued)

During the period options to purchase 1,000,000 shares of common stock vested. These options have a fair value of $94,000. In accordance with SFAS 123R, the value of the stock options were determined using a Black−Scholes model. The assumptions made in the valuation of options and warrants included volatility of 225%, a risk−free interest rate of 4.49%, stock price on the date of grant of $0.10 and an expected life of 5 years.

NOTE 4: LEASE ACTIVITY

During the quarter ended March 31, 2008, the company acquired 1,300 acres of mineral leases for a cost of $301,584. The company also sold a one-half interest in 3,960 acres of mineral leases it owns to an unrelated party for $1,000,000 cash.

NOTE 5: RECLASSIFICATION

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on previously reported results of operations or stockholders’ equity.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties are discussed in the Risk Factors section of our Annual Report on Form 10-KSB. Copies of that filing may be obtained by contacting Gayla McCoy of our company at 844 South Walbaum Road, Calumet, Ok 73014, telephone (405) 884-2080.

Results of Operations – First Quarter Ended March 31, 2008 Compared to First Quarter Ended March 31, 2007

We had oil and gas revenue of $5,876 for our interest in two oil and gas wells for the three months ended March 31, 2008 compared to no revenue in the same period in 2007.

Late in 2006 we drilled two oil and gas wells that were initially completed in 2007. The neutron log on the Windy Vista #1 well in Garfield County, Oklahoma indicated numerous formations that may contain oil or natural gas. Initial completion attempts on the Wilcox Formation were not commercially successful, we believe, due to a poor cement job. Completion is now finished in the Mississippi Formation and we have had minimal sales of oil and gas during the completion process. We are waiting on the well to clean itself out.

Initial completion attempts in the Wilcox formation on the Lonesome River #1 well in Blaine County, Oklahoma indicated substantial amounts of water. A gas gathering line has been completed and we are producing gas from the Mississippi zone.

Oil and gas revenue in 2008 was from our working interest from sporadic production in these two wells while we were attempting their completion.

In December 2007 we began drilling on the Chickie #1 well in Logan County, Oklahoma. In February 2008 we began drilling the Gayla #1 well and re-entry of the Lonesome River A #1 well both also in Logan County, Oklahoma. In March 2008 we did location work to get ready for drilling the Washington well in Kingfisher, Oklahoma. We are in the process of completing the Chickie #1 and Gayla #1 wells, and initial tests indicate these to be commercially productive wells.

Lease operating expenses for the three months ended March 31, 2008 were $549 compared to $0 for the same period in 2007. These are for our share of the cost of operations for the wells when they were in operation. Some of these expenses may have been included in development costs as they were not always separable while we were completing the wells at the same time we were operating them.

Exploration costs are those costs associated with geological and engineering analysis on properties the company has not acquired.

General and administrative expenses were $510,546 for the year ended March 31, 2008 compared to $62,250 for the same period in 2007, an increase of $448,296. The increase was due primarily to an increase in financial consulting of $147,500; new project analysis, $43,519; vested option cost, $94,000; professional fees, $45,607; insurance, $9,241; and travel, $33,989. The balance of the increase had to do with increased activity in the company and moving into new office space.

Depreciation and amortization expense was $5,154 for the period ended March 31, 2008 compared to $0 in the 2007 period. The increase was for depreciation on equipment and amortization of leasehold improvements. The company moved into new office space in 2008.

Net Income (Loss)

We suffered a net loss of $576,015 in the three months ended March 31, 2008 and a net loss of $70,692 in the three months ended March 31, 2007, an increase of $505,323. The increase in net loss was primarily attributable to increases in exploration costs of $57,200, general and administrative expenses of $448,296, and depreciation and amortization expense of $5,154. These expense increases were offset by gas and oil sales, net of expenses, of $5,327.

We financed our loss for the three months ended March 31, 2008 primarily with a decrease in cash of $44,996, depreciation and amortization expense of $5,154, issuances of stock for services for $57,200, addition to paid-in capital for option cost of $94,000, an increase in deposits for drilling of $256,257, an increase in accrued expenses of $30,942, loans from shareholders of $34,550, and sales of oil and gas properties of $1,000,000. A portion of these funds was used to increase oil and gas properties by $565,292, and to increase property and equipment by $359,736. We also increased accounts receivable by $22,056.

Material changes in financial condition. During the first quarter of 2008, we sold a one-half interest in 3,960 acres of oil and gas leases to an unrelated party for $1,000,000 cash. This affected several line items of our financial statements -

	03/31/08	12/31/07

Unproved oil and gas properties	$355,312	$1,428,728
Exploratory wells in progress	1,297,777	428,576
Leasehold improvements	314.250	0

Material changes in results of operations. The results of operations obtained during the first quarter of 2008 differ markedly from those of the first quarter of 2007. The 2008 Q1 results reflect the results of our drilling exploratory wells as contrasted with those of our having no drilling operations during Q1 of 2007. Also, our general and administrative costs increased by $448,296 from $62,250 in Q1 2007 to $510,546 in Q1 2008, such increases being primarily attributable to an increase in financial consulting of $147,500; new project analysis, $43,519; vested option cost, $94,000; professional fees, $45,607; insurance, $9,241; and travel, $33,989. The balance of the increase had to do with increased activity in the company and moving into new office space.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated. We are, however, a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of March 31, 2008, the amount of the judgment including interest was $623,494 with interest accruing in the quarterly amount of $8,442.

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

Since our last report of sales of unregistered equity securities (Form 10-K for period ended December 31, 2007), we have sold no equity securities in transactions exempt from registration pursuant to Regulation D, Rule 506.

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

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

Date: May 15, 2008	Superior Oil and Gas Co.

	By	/s/ Daniel Lloyd
Daniel Lloyd, Chief Executive Officer