Form 10-Q
period 2008-06-30
SUPERIOR OIL & GAS CO
filed 2008-08-19
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

As of August 8, 2008, there were 26,255,582 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$1,471	$555,987
Accounts receivable	43,228	53,899

Total Current Assets	44,699	609,886

Property and Equipment
Oil and Gas Properties
Pipeline Right of Way	111,600	111,600
Unproved properties	1,820,324	1,857,304
	1,931,924	1,968,904
Other property and equipment
Leasehold improvements	531,352	-
Furniture and fixtures	67,364	7,694
	598,716	7,694
Less accumulated depreciation and amortization	(12,654)	-
	586,062	7,694

Total Property and Equipment	2,517,986	1,976,598

Total Assets	$2,562,685	$2,586,484

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,367,272	$466,164
Deposits for drilling	-	519,188
Accrued salaries	225,000	180,000
	1,592,272	1,165,352
Other Liabilities
Debtor judgment payable	631,936	615,052
Loan from officers	153,162	99,109

Total Liabilities	2,377,370	1,879,513

Stockholders' Equity
Common stock, $0.001 par value per share
200,000,000 shares authorized, 26,255,582
outstanding at June 30, 2008 and 25,315,214
outstanding at December 31, 2007	26,256	25,316

Additional paid-in capital	4,715,475	4,493,314
Subscriptions receivable	-	(63,584)
Accumulated deficit	(4,556,416)	(3,748,075)

Total Shareholders' Equity	185,315	706,971

Total Liabilities and Shareholders' Equity	$2,562,685	$2,586,484

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three		Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenue
Oil	$10,012	$-	$13,054	$-
Gas	5,534	-	8,368	-
	15,546	-	21,422	-

Operating Expenses
Lease operating expenses	4,256	17,680	4,805	17,680
Exploration costs	-	-	57,200	-
Administrative	227,674	330,527	738,220	392,777
Judgment	8,442	8,442	16,884	16,884
Depreciation and amortization	7,500	-	12,654	-
	247,872	356,649	829,763	427,341

Loss before income taxes	(232,326)	(356,649)	(808,341)	(427,341)

Deferred income tax expense (benefit)	-	-	-	-

Net loss	$(232,326)	$(356,649)	$(808,341)	$(427,341)

Basis loss per share:
Weighted average shares outstanding	26,225,558	21,881,000	25,850,497	21,295,000
Loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.02)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
(unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(808,341)	$(427,341)

Adjustment to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	12,654	-
Common stock issued for services	151,200	318,757
Decrease in accounts receivable	(37,929)	(251,819)
Increase in accounts payable	73,060	-
Increase in accrued salaries	45,000	45,000
Increase in debtor judgment payable	16,884	16,884
Increase in bank overdraft	-	1,751

Net cash used in operating activities	(547,472)	(296,768)

Cash flows from investing activities
Increase (decrease) in deposits for drilling	(325,075)	12,871
Sale of oil & gas leases and undeveloped wells	1,000,000	91,171
Purchase of oil & gas leases and undeveloped wells	(145,000)	-
Purchase of other property and equipment	(591,022)	-

Net cash provided by investing activities	(61,097)	104,042

Cash flows from financing activities:
Sale of common stock	-	90,000
Loan proceeds from officers	54,053	65,000
Net cash provided by financing activities	54,053	155,000

Increase (decrease) in cash	(554,516)	(37,726)

Cash at beginning of period	555,987	37,726

Cash at end of period	$1,471	$-

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
(unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities

Common stock paid for undeveloped wells	$71,901	$318,357
Services performed on Well for reduction of subscription receivable	$63,584	$-
Decrease in Advances	$48,600	$-
Accounts payable related to capital expenditures	$633,934	$-
Common stock issued for cash	$-	$27,000
Common stock issued for account receivable	$-	$63,000

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

NOTE 2: GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise substantial doubts as to the Company’s ability to continue as a going concern. The Company has been operating over the past year based on loans, stock sales, sales of oil and gas properties and increases in its accounts payable. There is no guarantee that such sources of financing will continue to be available for operations to the Company. In order to be able to complete the wells it is in the process of drilling and completing and to produce those wells, the Company will be required to obtain significant funding. Management’s plans include attempting to find partners for its drilling prospects. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management’s plans will be successful.

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

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 3: STOCK TRANSACTIONS (continued)

During the period options to purchase 1,000,000 shares of common stock vested. These options have a fair value of $94,000. In accordance with SFAS 123R, the value of the stock options were determined using a Black-Scholes model. The assumptions made in the valuation of options and warrants included volatility of 225%, a risk−free interest rate of 4.49%, stock price on the date of grant of $0.10 and an expected life of 5 years.

NOTE 4: LEASE ACTIVITY

During the six months ended June 30, 2008 the company acquired 1,300 acres of mineral leases for a cost of $301,584. The company also sold a one-half interest in 3,960 acres of mineral leases it owns to an unrelated party for $1,000,000 cash.

NOTE 5: LEGAL PROCEEDINGS

Following is a synopsis of three lawsuits that have a potential impact on Superior Oil and Gas Company.

Brooks Investments, LLC, et al. v. Blue Quail Resources, Inc., et al., Case No. CJ-2006-595, District Court of Canadian County, State of Oklahoma wherein Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy are named as co-defendants. Plaintiffs have alleged that Blue Quail Resources, Inc. committed securities fraud when it sold interests in the Lonesome River #1 oil and gas project and are seeking rescission of their contract and actual and punitive damages against Blue Quail and the other co-defendants. The primary plaintiff, an attorney, has testified that no one from Superior Oil and Gas Company nor Dan Lloyd nor Gayla McCoy ever made any representations to him regarding the Lonesome River #1 oil and gas project. Furthermore, it has been admitted by the plaintiffs that neither Superior Oil and Gas Company, Daniel Lloyd or Gayla McCoy have ever had a contractual relationship with any of the plaintiffs and that the only reason they have been named as defendants was on the basis of their attorney’s advice. That attorney has now been terminated from further representation and a Motion for Summary Judgment is now pending before the Court which Superior’s attorneys anticipate will result in a dismissal as to Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy.

The second lawsuit is HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179, 263.23, plus costs and attorneys fees. Superior has filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees. Essentially, Superior claims that the incompetence of HOCO’s employees caused significant cost overruns in the drilling and completion phases of the Lonesome River #1 well. There is extensive documentation to back up Superior’s claims and the attorneys for Superior Oil and Gas Company consider the chances for winning this lawsuit to be very good.

A third lawsuit, Midwest Mortgage Brokers and Paul Gee v. Hershey S. Baum, et al., Case No. CJ-2004-7796, District Court of Tulsa County, State of Oklahoma wherein Superior Oil and Gas Company is a named co-defendant involves a loan that was made by Paul Gee and Midwest Mortgage Brokers and Paul Gee to Hershey S. Baum and others for which Superior Oil and Gas purportedly agreed to repurchase 100,000 shares of stock from plaintiffs as part of the consideration for making the loan. The court granted summary judgment against Superior Oil and Gas Company in the amount of $286,448.39 on April 23, 2008 and Superior has filed an appeal from this judgment with the Oklahoma Supreme Court. The attorneys for Superior believe they will be successful in overturning the summary judgment and ultimately prevailing in the lawsuit.

NOTE 6: SUBSEQUENT EVENTS

In July 2008, B.J. “Bill” Sparks become CEO, president and CFO of the Company. He was also granted 500,000 shares of the Company’s common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement. Such risks and uncertainties are discussed in the Risk Factors section of our Annual Report on Form 10-K. Copies of that filing may be obtained by contacting Gayla McCoy of our company at 844 South Walbaum Road, Calumet, Ok 73014, telephone (405) 884-2080.

Results of Operations - Three and Six Months Ended June 30, 2008, Compared to Three and Six Months Ended June 30, 2007.

We had oil and gas revenue of $15,546 and $21,422 for our interest in two oil and gas wells for the three and six months, respectively, ended June 30, 2008 compared to no revenue in the same periods in 2007.

Late in 2006 we drilled two oil and gas wells that were initially completed in 2007. The Windy Vista #1 well in Garfield County, Oklahoma was completed as a natural gas well in the Mississippi Formation. The Lonesome River #1 well in Blaine County, Oklahoma developed down-hole problems that may result in the well being plugged and abandoned.

In December 2007 we began drilling the Chickie #1 well in Logan County, Oklahoma. In February 2008 we began drilling the Gayla #1 well and re-entry of the Lonesome River A #1 well, both also in Logan County, Oklahoma. In March 2008 we did location work to get ready for drilling the Washington well in Kingfisher, Oklahoma. We have completed the Chickie #1 and Gayla #1 wells as commercially productive wells.

Lease operating expenses for the three and six months ended June 30, 2008, respectively, were $4,256 and $4,805 compared to $17,680 for the three and six month periods ended June 30, 2007. These are for our share of the cost of operations for the wells when they were in operation. Some of these expenses may have been included in development costs as they were not always separable while we were completing the wells at the same time we were operating them.

Exploration costs are those costs associated with geological and engineering analysis on properties the company has not acquired.

General and administrative expenses were $227,674 and $738,220, respectively, for the three and six month periods ended June 30, 2008 compared to $330,527 and $392,777, respectively, for the same periods in 2007, a decrease of $102,853 for the three month period and an increase of $345,443 in the six month period. The decrease in the three months ended June 30, 2008 compared to 2007 was due primarily to decreases in financial consulting and professional fees of approximately $166,000 and $62,000, respectively, partially offset by increases of approximately $14,000 in advertising, $13,000 in contract labor, $11,000 in new project analysis and $65,000 in travel. The increase in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to increases of approximately $54,000 in new project analysis, $23,000 in advertising, $21,000 in computer expense, $94,000 value of vested options, $31,000 occupancy costs and $109,000 in travel expenses.

Depreciation and amortization expense was $7,500 and $12,654, respectively, for the three and six months ended June 30, 2008 compared to $0 in the 2007 periods. The increase was for depreciation on equipment and amortization of leasehold improvements. The company moved into new office space in 2008.

Net Income (Loss)

We suffered a net loss of $232,326 and $808,341, respectively, in the three and six months ended June 30, 2008 compared to net losses of $356,649 and $427,341, respectively, in the three and six months ended June 30, 2007, a decrease of $124,323 for the three month period and an increase of $381,000 in the six month period. The changes in net loss were primarily to the changes in administrative expense discussed in the previous section.

We financed our loss of $808,341 for the six months ended June 30, 2008 primarily with a decrease in cash of $554,516, a decrease in accounts receivable of $37,929, depreciation and amortization expense of $12,654, issuances of stock for services for $57,200, addition to paid-in capital for option cost of $94,000, an increase in accrued expenses of $61,884, loans from shareholders of $54,053, and sales of oil and gas properties of $1,000,000. A portion of these funds was used to increase oil and gas properties by $445,615, and to increase property and equipment by $591,022.

Material changes in financial condition. During the six month period ended June 30, 2008, we sold a one-half interest in 3,960 acres of oil and gas leases to an unrelated party for $1,000,000 cash. This affected several line items of our financial statements -

	03/31/08	12/31/07
Unproved oil and gas properties	$1,820,324	$1,857,304
Leasehold improvements	531,352	0

Material changes in results of operations. The results of operations obtained during the first six months of 2008 differ markedly from those of the first six months of 2007. The 2008 results reflect the results of our drilling exploratory wells as contrasted with those of our having no drilling operations during the same period of 2007. Also, our general and administrative costs increased by $345,443 from $392,777 in the six months ended June 30, 2007 to $738,220 in the same 2008 period, such increases being primarily attributable to an increase in new project analysis, $54,727; vested option cost, $94,000; insurance, $7,143; and travel, $114,205. The balance of the increase had to do with increased activity in the company and moving into new office space.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and are designed to provide reasonable assurances of achieving their objectives. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Following is a synopsis of three lawsuits that have a potential impact on Superior Oil and Gas Company.

Brooks Investments, LLC, et al. v. Blue Quail Resources, Inc., et al., Case No. CJ-2006-595, District Court of Canadian County, State of Oklahoma wherein Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy are named as co-defendants. Plaintiffs have alleged that Blue Quail Resources, Inc. committed securities fraud when it sold interests in the Lonesome River #1 oil and gas project and are seeking rescission of their contract and actual and punitive damages against Blue Quail and the other co-defendants. The primary plaintiff, an attorney, has testified that no one from Superior Oil and Gas Company nor Dan Lloyd nor Gayla McCoy ever made any representations to him regarding the Lonesome River #1 oil and gas project. Furthermore, it has been admitted by the plaintiffs that neither Superior Oil and Gas Company, Daniel Lloyd or Gayla McCoy have ever had a contractual relationship with any of the plaintiffs and that the only reason they have been named as defendants was on the basis of their attorney’s advice. That attorney has now been terminated from further representation and a Motion for Summary Judgment is now pending before the Court which Superior’s attorneys anticipate will result in a dismissal as to Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy.

The second lawsuit is HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179, 263.23, plus costs and attorneys fees. Superior has filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees. Essentially, Superior claims that the incompetence of HOCO’s employees caused significant cost overruns in the drilling and completion phases of the Lonesome River #1 well. There is extensive documentation to back up Superior’s claims and the attorneys for Superior Oil and Gas Company consider the chances for winning this lawsuit to be very good.

A third lawsuit, Midwest Mortgage Brokers and Paul Gee v. Hershey S. Baum, et al., Case No. CJ-2004-7796, District Court of Tulsa County, State of Oklahoma wherein Superior Oil and Gas Company is a named co-defendant involves a loan that was made by Paul Gee and Midwest Mortgage Brokers and Paul Gee to Hershey S. Baum and others for which Superior Oil and Gas purportedly agreed to repurchase 100,000 shares of stock from plaintiffs as part of the consideration for making the loan. The court granted summary judgment against Superior Oil and Gas Company in the amount of $286,448.39 on April 23, 2008 and Superior has filed an appeal from this judgment with the Oklahoma Supreme Court. The attorneys for Superior believe they will be successful in overturning the summary judgment and ultimately prevailing in the lawsuit.

We are a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of June 30, 2008, the amount of the judgment including interest was $631,936 with interest accruing in the quarterly amount of $8,442.

Daniel Lloyd, McCoy Energy Co. and Big Daddy’s BBQ Sauce & Spices Co. are also judgment debtors in this litigation, each to the same extent and in the same amount as our company. Daniel Lloyd was the chief executive officer, chief financial officer and a director of our company. McCoy Energy Co. is under the control of Gayla McCoy, the secretary and treasurer of our company. Big Daddy’s BBQ Sauce & Spices Co. is under the control of Daniel Lloyd, Jr. and Ms. McCoy.

Item 2. Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-K for period ended December 31, 2007), we have sold no equity securities in transactions exempt from registration pursuant to Regulation D, Rule 506.

Item 6. Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**

10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**

10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***

10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***

10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++

16	Letter on Change in Certifying Accountant	*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

Item 8.01. Other Events

On June 12, 2008 Daniel Lloyd, our chief executive officer, chief financial officer and a director, suffered a serious heart attack. On July 10, 2008 our other directors determined that Mr. Lloyd’s executive positions and his director’s position were vacant due to his condition. On July 21, 2008 Mr. Lloyd died.

As reported in our Form 8-K filed on July 16, 2008, director Bill Sparks was elected chief executive officer and chief financial officer by the remaining directors, and J. Michael Sherrod was elected to fill the director’s position vacated by Mr. Lloyd.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 19, 2008	Superior Oil and Gas Co.

	By	/s/ B.J. Sparks
B.J. Sparks, President