Form 10-Q
period 2008-09-30
SUPERIOR OIL & GAS CO
filed 2008-11-14
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2008, there were 27,254,082 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	September 30,	December 31,
ASSETS	2008	2007

Current Assets
Cash	$24,887	$555,987
Accounts receivable	51,514	53,899

Total Current Assets	76,401	609,886

Property and Equipment
Oil and Gas Properties
Pipeline Right of Way	111,600	111,600
Unproved properties	1,251,090	1,857,304
	1,362,690	1,968,904
Other property and equipment
Leasehold improvements	531,838	-
Furniture and fixtures	67,714	7,694
	599,552	7,694
Less accumulated depreciation and amortization	(20,154)	-
	579,398	7,694

Total Property and Equipment	1,942,088	1,976,598

Total Assets	$2,018,489	$2,586,484

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$899,589	$466,164
Deposits for drilling	-	519,188
Accrued salaries	247,500	180,000
	1,147,089	1,165,352
Other Liabilities
Debtor judgment payable	640,378	615,052
Loan from officers	153,486	99,109

Total Liabilities	1,940,953	1,879,513

Stockholders' Equity
Common stock, $0.001 par value per share
200,000,000 shares authorized, 26,758,082
outstanding at September 30, 2008 and 25,315,214
outstanding at December 31, 2007	26,759	25,316

Additional paid-in capital	4,780,473	4,493,314
Subscriptions receivable	-	(63,584)
Accumulated deficit	(4,729,696)	(3,748,075)

Total Shareholders' Equity	77,536	706,971

Total Liabilities and Shareholders' Equity	$2,018,489	$2,586,484

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three		Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenue
Oil	$46,060	$-	$59,114	$-
Gas	11,503	4,056	19,871	4,056
	57,563	4,056	78,985	4,056

Operating Expenses
Lease operating expenses	13,680	5,275	18,485	22,955
Exploration costs	-	-	57,200	-
Administrative	201,221	179,931	939,441	572,708
Judgment	8,442	8,442	25,326	25,326
Depreciation and amortization	7,500	-	20,154	-
	230,843	193,648	1,060,606	620,989

Loss before income taxes	(173,280)	(189,592)	(981,621)	(616,933)

Deferred income tax expense (benefit)	-	-	-	-

Net loss	$(173,280)	$(189,592)	$(981,621)	$(616,933)

Basis loss per share:
Weighted average shares outstanding	26,448,577	25,032,558	26,213,664	22,123,558
Loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
(unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(981,621)	$(616,933)

Adjustment to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	20,154	-
Common stock issued for services	216,201	449,957
Increase in accounts receivable	(46,215)	(133,046)
Increase in accounts payable	7,987	-
Increase in accrued salaries	67,500	67,500
Increase in debtor judgment payable	25,326	25,326
Increase in bank overdraft	-	-

Net cash used in operating activities	(690,668)	(207,196)

Cash flows from investing activities:
Sale of oil & gas leases and undeveloped wells	1,000,000	-
Purchase of oil & gas leases and undeveloped wells	(303,451)	(13,891)
Purchase of other property and equipment	(591,858)	-

Net cash provided by (used in) investing activities	104,691	(13,891)

Cash flows from financing activities:
Sale of common stock	500	127,000
Loan proceeds from officers	54,377	65,000
Net cash provided by financing activities	54,877	192,000

Decrease in cash	(531,100)	(29,087)

Cash at beginning of period	555,987	37,726

Cash at end of period	$24,887	$8,639

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
(unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007

Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities

Common stock paid for undeveloped wells	$71,901	$449,957
Services performed on well for reduction of subscription receivable	$63,584	$-
Decrease in Advances	$48,600	$-
Accounts payable related to capital expenditures	$425,440	$-
Common stock issued for cash	$-	$27,000
Common stock issued for account receivable	$-	$100,000

See Accompanying Notes to Financial Statements

SUPERIOR OIL AND GAS CO.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Superior Oil and Gas Co. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007 as reported in the Form 10-K have been omitted.

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

On August 26, 2008, 500,000 shares of common stock were issued for professional services related to general and administrative expenses. The shares had a fair value of $65,000.

On October 29, 2008, 500,000 shares of common stock were issued for services related to professional assistance in preparing Power Point presentations to investors and descriptions of company assets and drilling prospects.

During the period ended September 30, 2008, options to purchase 1,000,000 shares of common stock vested. These options have a fair value of $94,000. In accordance with SFAS 123R, the value of the stock options were determined using a Black-Scholes model. The assumptions made in the valuation of options and warrants included volatility of 225%, a risk−free interest rate of 4.49%, stock price on the date of grant of $0.10 and an expected life of 5 years.

NOTE 4: LEASE ACTIVITY

During the nine months ended September 30, 2008, the Company acquired 1,300 acres of mineral leases for a cost of $301,584. The Company also sold a one-half interest in 3,960 acres of mineral leases it owns to an unrelated party for $1,000,000 cash. No gain or loss was recognized in this transaction as these related to unproved oil and gas properties.

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

SUPERIOR OIL AND GAS CO.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The second lawsuit is HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees. Superior has filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees. Essentially, Superior claims that the incompetence of HOCO’s employees caused significant cost overruns in the drilling and completion phases of the Lonesome River #1 well. There is extensive documentation to back up Superior’s claims and the attorneys for Superior Oil and Gas Company consider the chances for losing this lawsuit to be remote.

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

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

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

Results of Operations - Three and Nine Months Ended September 30, 2008, Compared to Three and Nine Months Ended September 30, 2007.

We had oil and gas revenue of $57,563 and $78,985 for our interest in five oil and gas wells for the three and nine months, respectively, ended September 30, 2008 compared to three and nine months revenue of $4,056 from our operation of two oil and gas wells in the same periods in 2007.

Late in 2006 we drilled two oil and gas wells that were initially completed in 2007. The Windy Vista #1 well in Garfield County, Oklahoma was completed as a natural gas well in the Mississippi Formation. The Lonesome River #1 well in Blaine County, Oklahoma developed down-hole problems that may result in the well being plugged and abandoned.

In December 2007, we began drilling the Chickie #1 well in Logan County, Oklahoma. In February 2008, we began drilling the Gayla #1 well and re-entry of the Lonesome River A #1 well, both also in Logan County, Oklahoma. In March 2008, we did location work to get ready for drilling the Washington well in Kingfisher, Oklahoma. We have completed the Chickie #1, Gayla #1 and Lonesome River A #1 wells as commercially productive wells. Production from these wells came on line in the third quarter of 2008 resulting in the significant increase in oil and gas revenues.

Lease operating expenses for the three and nine months ended September 30, 2008, respectively, were $13,680 and $18,485 compared to $5,275 and $22,955 for the three and nine month periods ended September 30, 2007. These are for our share of the cost of operations for the wells when they were in operation. Some of these expenses may have been included in development costs as they were not always separable while we were completing the wells at the same time we were operating them.

Exploration costs are those costs associated with geological and engineering analysis on properties the Company has not acquired.

General and administrative expenses were $201,221 and $939,441, respectively, for the three and nine month periods ended September 30, 2008 compared to $179,931 and $572,708, respectively, for the same periods in 2007, an increase of 21,290 for the three month period and an increase of $366,733 in the nine month period.

The increase in the three months ended September 30, 2008 compared to 2007 was due primarily to increases of approximately $79,000 in labor costs, $12,000 increased insurance expense, $13,000 costs of analyzing new projects, $37,000 in professional fees, and $10,000 in occupancy costs which were partially offset by a decrease of approximately $130,000 in financial consulting.

The increase in the nine months ended September 30, 2008 compared to 2007 was due primarily to increases of approximately $105,000 in labor costs, $16,000 increased insurance expense, $67,000 costs of analyzing new projects, $19,000 in professional fees, $44,000 in occupancy cost, $41,000 in office expenses, $94,000 value of vested option and $107,000 in travel expenses which were partially offset by a decrease of approximately $149,000 in financial consulting.

The increases in labor costs for the three and nine month periods resulted from stock valued at $65,000 being issued to the new CEO in August of 2008 with the balance being attributed to adding additional personnel as a result of increased activity in the Company.

The increased insurance cost was due to higher liability insurance for the Company due to the addition of new wells in the current year.

The cost of analyzing new projects is for various professional fees in evaluating projects that the Company does not ultimately undertake to develop.

Professional fees increased in the current year mostly due to costs associated with a change in auditors.

The increase in occupancy costs resulted from the Company occupying new office space while it was previously occupying space at no rent owned by one of its officers.

The increase in office expenses is a result of increased costs in the new offices.

Travel expenses increased substantially over the prior year due to a vehicle being provided to certain employees to monitor our field operations, and we had a substantial increase due to some emergency travel to attempt to close some of our projects.

Depreciation and amortization expense was $7,500 and $20,154, respectively, for the three and nine months ended September 30, 2008 compared to $0 in the 2007 periods. The increase was for depreciation on equipment and amortization of leasehold improvements. The Company moved into a new office space in 2008.

Net Income (Loss)

We suffered a net loss of $173,280 and $981,621, respectively, during the three and nine months ended September 30, 2008 compared to net losses of $189,592 and $616,933, respectively, during the three and nine months ended September 30, 2007, a decrease of $16,312 for the three month period and an increase of $364,688 during the nine month period. The changes in net loss were primarily due to the changes in administrative expenses discussed in the previous section offset by increases in oil and gas revenue.

We financed our loss of $981,621 for the nine months ended September 30, 2008 primarily with a decrease in cash of $531,100, depreciation and amortization expense of $20,154, issuances of stock for services for $216,201, addition to paid-in capital for option cost of $94,000, an increase in accounts payable of $7,987, an increase in accrued expenses of $92,826, loans from shareholders of $54,377, sale of common stock of $500, and sale of oil and gas properties of $1,000,000. A portion of these funds was used to increase accounts receivable by $46,215, increase oil and gas properties by $303,451, and to increase property and equipment by $591,858.

Material changes in financial condition. During the nine month period ended September 30, 2008, we sold a one-half interest in 3,960 acres of oil and gas leases to an unrelated party for $1,000,000 cash. This affected several line items of our financial statements -

	09/30/08	12/31/07

Unproved oil and gas properties	$1,820,324	$1,857,304
Leasehold improvements	531,352	0

Material changes in results of operations. The results of operations obtained during the first nine months of 2008 differ markedly from those of the first nine months of 2007. The 2008 results reflect the results of our drilling exploratory wells as contrasted with those of our having no drilling operations during the same period of 2007. Also, our general and administrative costs increased by $366,733 from $572,708 during the nine months ended September 30, 2007 to $939,441 in the same 2008 period, such increases being primarily attributable to increases of approximately $105,000 in labor costs, $16,000 increased insurance expense, $67,000 costs of analyzing new projects, $19,000 in professional fees, $44,000 in occupancy cost, $41,000 in office expenses, $94,000 value of vested option and $107,000 in travel expenses which were partially offset by a decrease of approximately $149,000 in financial consulting. The balance of the increase had to do with increased activity in the Company and moving into a new office space.

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

We are a judgment debtor in the case of Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813. The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999. As of September 30, 2008, the amount of the judgment including interest was $640,378 with interest accruing in the quarterly amount of $8,442.

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

Item 2.  Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-K for the year ended December 31, 2007), we have sold, in transactions exempt from registration pursuant to Regulation D, Rule 506, the following securities to the following persons. All sales were made to accredited investors with preexisting relationships with our company.

Date	Purchaser	No. of Shares	Value	Consideration Paid for the Shares

08-26-08	Mark Kevin Hockett	2,500	$ 500	Cash
08-26-08	Bill J. Sparks	500,000	$65,000	Services as CEO and CFO
10-29-08	Uptick Capital LLC	500,000	$75,000	Services related to professional assistance in preparing Power Point presentations to investors and descriptions of company assets and drilling prospects

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**

10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**

10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***

10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***

10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++

16	Letter on Change in Certifying Accountant	*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

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

Superior Oil and Gas Co.

Date: November 14, 2008	By:	/s/ B.J. Sparks
B.J. Sparks, President