Form 10-K
period 2008-12-31
SUPERIOR OIL & GAS CO
filed 2009-05-15
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐    No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

State issuer’s revenues for its most recent fiscal year:  $98,028

State the aggregate market value of the 18,277,182 voting and non-voting common equity held by non-affiliates computed by reference to the $0.03 average bid and asked price of such common equity, as of May 11, 2009:  $548,315

As of May 15, 2009 there were 27,234,082 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Transitional Small Business Disclosure Format (check one):  Yes  ☐     No  ☒

TABLE OF CONTENTS

		Page

PART I

Item 1	Business	1

Item 1A	Risk Factors	6

Item 2	Properties	15

Item 3	Legal Proceedings	17

Item 4	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	19

Item 7	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 8	Financial Statements	23

Item 9	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure	39

Item 9A	Controls and Procedures	39

Item 9B	Other Information	40

PART III

Item 10	Directors, Executive Officers and Corporate Governance
	Compliance with Section 16(a) of the Exchange Act	41

Item 11	Executive Compensation	44

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	46

Item 13	Certain Relationships and Related Transactions and
	Director Independence	46

Item 14	Principal Accountant Fees and Services	47

PART IV

Item 15	Exhibits	48

Signatures		50

ii

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

 We currently own a one-half interest in leases with 2,641 (1,321 acres net) undeveloped acres in Oklahoma and Texas and are negotiating for leases in other states in addition to where we are currently operating.  Subsequent to year-end but prior to the filing of this report 1,085 gross acres (522 net acres) were lost due to expiration of the leases.  In 2006 we drilled two wells.  One of those wells produced for part of 2009 and now has problems in the hole which we are evaluating to determine if it is economical to attempt to repair and produce.  We produced a minimal amount of oil and gas from those wells in 2007 while we were testing and determining which zones were best for final production.  In addition we started drilling a third well at the end of 2007, which was completed in 2008, and a fourth well in January 2009.  We also did a recompletion on another well in 2008.  The one well from 2007 and the three wells drilled or recompleted in 2008 were productive for part of 2008 but are currently shut-in due to cash flow problems of the company.

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

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional; however, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product. In this respect, while we believe we have a price disadvantage when compared to larger producers, we view our primary pricing risk to be related to a potential decline in international prices to a level which could render our current production uneconomical.

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

Major Customers

We principally sell our oil and natural gas production to marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2008, we had multiple purchasers for both our oil and natural gas production. However, we believe that the loss of any of these oil and gas purchasers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

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

Employees

We have three full-time and no part-time employees.

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

If  the prices of oil and natural gas increases, the cost of securing drilling rigs, equipment and supplies may increase dramatically. Shortages or the high cost of drilling rigs, equipment, and supplies may occur. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

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

ITEM 2.        PROPERTIES.

We occupy 3,000 square feet of office space at 844 South Walbaum Road, Calumet, Oklahoma 73014.  The owner of the property is an unrelated party.  We are in the process of negotiating a lease with the individual.  We currently pay $2,000 per month on a month-to-month lease.

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

	Completed Non-Producing wells		Non-Productive Wells
County	Gross Wells	Net Wells	Gross Wells	Net Wells

Garfield
Oil & Gas	1	.37	-	-
Blaine
Oil & Gas	1	.44	-	-
Logan
Oil & Gas	3	1.50	-	-

Total	5	2.31	-	-

The company had cash flow problems toward the end of 2008 and had to shut-in the wells until such time as it is able to raise additional funds to continue operations.  All of the wells were having minimal commercial production at the time they were shut-in.

	Developed Acreage In Non-Producing Wells
County	Gross Acreage	Net Acreage

Garfield:
Oil and Gas	160	59
Blaine:
Oil and Gas	80	35
Logan:
Oil and Gas	240	120

TOTAL	480	214

Undeveloped Oil and Gas Leases

Location	Number of Acres	Number of Net Acres	Royalty Burden
Bosque County, Texas	320	160	30%
Kingfisher County, Oklahoma	1,690	845	25%
Pushmataha County, Oklahoma	125	63	25%
Blaine County, Oklahoma	186	143	25%
Canadian County, Oklahoma	80	40	25%

Total	2,401	1,251	25%

The expiration dates on the leases are 2009 and 2010 unless production is made.  All of the leases will be held by production after expiration if commercial quantities of oil and gas are produced.  The company sold a one half undivided interest in all of its leased acreage in 2009.

Drilling Activity

We began drilling on two wells in 2006 and have completed them in 2008  They have been commercially productive but due to capital restraints we shut them in late in 2008.  We also began drilling a well in Logan County, Oklahoma at the end of 2007 which was completed and a well in early 2008 which was also completed in 2008.  In addition, we purchased an existing stripper well in Logan County that is adjacent to our other wells described herein for purposes of recompleting it on zones not completed when it was earlier drilled.  We have had minimal production from these wells in 2008 and currently have them shut-in while we are attempting to raise additional capital both for the operations as they currently exist and to enhance the production we have had.

Present Activity

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

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of   Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co ., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of March 31, 2009, the amount of the judgment including interest was $657,252.

Daniel Lloyd, McCoy Energy Co. and Big Daddy’s BBQ Sauce & Spices Co. are also judgment debtors in this litigation, each to the same extent and in the same amount as our company.  Daniel Lloyd was the chief executive officer, chief financial officer and a director of our company until his death in July 2008.  McCoy Energy Co. is under the control of Gayla McCoy, the secretary and treasurer of our company.  Big Daddy’s BBQ Sauce & Spices Co. is under the control of Mr. Dan Lloyd, Jr. and Ms. McCoy.

Brooks Investments, LLC, et al. v. Blue Quail Resources, Inc., et al. , Case No. CJ-2006-595, District Court of Canadian County, State of Oklahoma  wherein Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy are named as co-defendants.  Plaintiffs have alleged that Blue Quail Resources, Inc. committed securities fraud when it sold interests in the Lonesome River #1 oil and gas project and are seeking rescission of their contract and actual and punitive damages against Blue Quail and the other co-defendants.  The primary plaintiff, an attorney, has testified that no one from Superior Oil and Gas Company nor Dan Lloyd nor Gayla McCoy ever made any representations to him regarding the Lonesome River #1 oil and gas project.  Furthermore, it has been admitted by the plaintiffs that neither Superior Oil and Gas Company, Daniel Lloyd or Gayla McCoy have ever had a contractual relationship with any of the plaintiffs and that the only reason they have been named as defendants was on the basis of their attorney’s advice.  That attorney has now been terminated from further representation and a Motion for Summary Judgment is now pending before the Court which Superior’s attorneys anticipate will result in a dismissal as to Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy.

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al. , Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at March 31, 2009.

Midwest Mortgage Brokers and Paul Gee v. Hershey S. Baum, et al. , Case No. CJ-2004-7796, District Court of Tulsa County, State of Oklahoma  wherein Superior Oil and Gas Company is a named co-defendant involves a loan that was made by Paul Gee and Midwest Mortgage Brokers and Paul Gee to Hershey S. Baum and others for which Superior Oil and Gas purportedly agreed to repurchase 100,000 shares of stock from plaintiffs as part of the consideration for making the loan.  The court granted summary judgment against Superior Oil and Gas Company in the amount of $286,448.39 on April 23, 2008 and Superior has filed an appeal from this judgment with the Oklahoma Supreme Court.  The attorneys for Superior believe they will be successful in overturning the summary judgment and ultimately prevailing in the lawsuit.

Julie Warren, et al. v. Superior Oil and Gas Co., et al. , District Court, Garfield County, Case No. CJ-2008-325 wherein the plaintiffs have sued the company for trespassing in connection with laying a saltwater disposal line across their property in the completion of the Windy Vista well.  They obtained a judgment against the company for $118,000 plus costs and attorney’s fees.  Subsequent to December 31, 2008 this judgment has been settled for $65,000.  The amount of the settlement is included in accounts payable on the balance sheet at March 31, 2009.

James B. Jackson v. Superior Oil & Gas Co. , District Court, Canadian County, Case No. CJ-2008-87. The plaintiff’s claims relate to geological service provided to Superior for which he has not been paid.  A default judgment was entered against Superior in the amount of $14,578.29 plus costs and attorney’s fees.  Sufficient amounts have been recorded in accounts payable at the balance sheet date to cover the cost of this judgment.

Eagle Well Services, Inc. v. Superior Oil and Gas Co. , District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at December 31, 2008.

Superior Oil and Gas Co. v. Vince Freechea , District Court, Oklahoma County, Case No. CJ-2009-1793 involves a claim by Superior against an individual who operated a company known as High Plains Tubular ..  The claim arises out of that individual’s procurement of casing and tubing on behalf of Superior.  Mr. Freechea subsequently wrongfully sold this casing and tubing to a third party and refused to remit the proceeds of the sale to Superior.  Superior paid Mr. Freechea in excess of $220,000 for the product and is seeking to recover its cost plus the profit for a total of $350,000.

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

Period	High	Low

2007:
1st Qtr	0.42	0.22
2nd Qtr	0.36	0.112
3rd Qtr	0.24	0.102
4th Qtr	0.275	0.12

2008:
1st Qtr	0.30	0.11
2nd Qtr	0.42	0.11
3rd Qtr	0.23	0.09
4th Qtr	0.20	0.03

Holders

As of May 15, 2009 there were approximately 185 holders of record of our Common Stock.

Dividends

We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future.  We currently intend to retain any earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities.

There have been no unregistered sales of common stock by the company since our last report (Form 10-Q for the period ended September 30, 2008).

There were no repurchases of our securities made by us or any affiliated purchasers in the fourth quarter of our last fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement.

We had oil and gas revenue for our interest in five oil and gas wells totaling $98,028 for the year ended December 31, 2008 compared $5,509 revenue from two oil and gas wells in the same period of 2007.

Late in 2006 we drilled two oil and gas wells which were initially completed in 2007.  The neutron log on the Windy Vista #1 well in Garfield County, Oklahoma indicated numerous formations which may contain oil or natural gas.  Initial completion attempts on the Wilcox Formation were not commercially successful, we believe, due to a poor cement job.  We have now completed the well in the Mississippi zone.

Initial completion attempts in the Wilcox Formation on the Lonesome River #1 well in Blaine County, Oklahoma indicated substantial amounts of water.  The well has now been completed in the Viola zone.  The company also fractured the Hunton and Mississippi  zones to enhance production on this well.  We have only been able to get minimal production from this well.

The revenue in 2007 and 2008 was from our working interest from sporadic production in these two wells while we were attempting their completion.

In December of 2007 we began drilling on the Chickie #1 well in Logan County, Oklahoma which we completed in 2008.  In 2008 we also drilled the Gayla #1 well in Logan County, Oklahoma and did a recompletion on the Lindsey #1 well in Logan County, Oklahoma which was on the lease that we acquired in Logan County.

Through December 31, 2007 we had  spent $3,866,722 on these wells.  In 2008 we spent an additional $3,262,078 on these wells for a total cost of $7,128,800 on these wells. Investors had put up $3,575,625 through December 31, 2007 and an additional $3,179,188 in 2008 or a total of $6,754,813 for working interests - 63% of the Windy Vista #1 well, 56% the Lonesome River #1 well and 50% Chickie #1, Gayla #1 and Lindsey #1 wells.  This amount includes $932,997 which was invested for working interests by two parties in 2006 and their interests were returned to us in a court action in 2007 in which we were allowed to keep the amount invested.

Lease operating expenses in 2008 were $8,618 compared to $13,695 in 2007.  These are our share of cost of operations for the wells when they were in operation.  A greater share of the operating costs were incurred by working interest partners in 2008 than in 2007 reducing the overall operating costs to the company.

Impairment of assets in 2008 of $946,603 was from the impairment of our oil and gas wells  due to the fact that they were shut in at the end of the year and because we were not able to get an engineering study on the value of any reserve at December 31, 2008, and for the cost of leases expired before the date of issuance of this report.  Impairment for the wells totaled $773,813 and the cost of the expired lease was $172,790.

Exploration costs are costs associated with geological and engineering in projects we did not go forward with.

General and Administrative expenses were $1,230,721 for the year ended December 31, 2008 compared to $1,003,267 for the 2007 period, an increase of $227,454.  The increase was primarily due to increases of approximately $112,000 in labor costs, $56,000 in analysis of potential projects, $113,000 option expense, $75,000 development of a power point presentation, $45,000 occupancy expense and $90,000 in travel expenses.  These increases were partially offset by a decrease in financial consulting cost of $212,000 and the cost of developing a website of $50,000.  The increase in payroll costs was from the addition of two office assistants and the value of stock issued to replace our CEO after his death.  The option cost was the value of options vested in January 2008.  The occupancy cost increase was due to moving into new offices while we previously operated out of the home of our CEO with no cost to the company.  The increase in travel costs was due to costs associated with the death of our CEO while he was in New York on business.

Gain from sales of working interests was $137,477 for the year ended December 31, 2007.  This was because the company received more from the sale of working interests in the Windy Vista #1 well than the investment in the well.  This was mostly because of the interest return from a court settlement in which the company was able to resell a working interest but did not have to return the amount received from a previous sale.   The company had no such sales in 2008.

Depreciation and amortization is from amortization expense of $27,852 on leasehold improvement for one-half of the year over a 10-year life and depreciation on furniture and fixtures of $7,565 over a 7-year life.  We had no such assets in 2007.

Net Income (Loss)

We suffered a net loss of $2,214,299 in FY 2008 and a net loss of $977,744 in FY 2007.  The increase in net loss is attributable primarily to a gross profit gain of $89,410 in FY 2008 c/mpared to a groqs profit loss $8,186 in FY 2007.  We !lso had an inarease in impairment costs of $946,603, explorat)on costs of $57,200, general and administrative expenses of $227,454, an increase in depreciation and amortization of $35,417, and a decrease in gain from sale of working interests of $137,477.  This was partially offset by a decrease in ilcome tax expense of $70,000.  All of this amounted to our loss beine $1,236,555 greater in 2008 than in 2007.

We financed our FY 2008 loss of $2,214,299 primarily with sales of stock of $500, stock-based compensation of  $281,812, depreciation expense of $35,417, impairment expense of $948,603, an increase in accounts receivable of $62,570, an increase in accoults payable of $128,792, an increase in debtor judgment payable of $33,768, an increase in accrued expenses of $90,000, borr-wings from an odficer of $81,204, and sales of oil and gas pr/perties of $1,000,000.  This partially was offset by cash spent for oil and gas properties of $287,705 and cash spent for other property and equipment of $588,800.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Superior Oil & Gas Co.
Yukon, Oklahoma

We have audited the accompanying balance sheets of Superior Oil & Gas Co. as of December 31, 2008 and 2007, and the related statements of operations, cash flows, and changes in stockholders’ equity (deficit) for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Oil & Gas Co. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements the Company is a judgment debtor in a case filed against the Company.  Based upon the current financial condition of the Company, management does not anticipate the ability to satisfy the judgment.  Additionally the Company has experienced significant liquidity problems and has no capital resources and limited stockholders’ equity.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

May 15, 2009

Superior Oil & Gas Co.
Balance Sheets
December 31, 2008 and 2007

	2008	2007

ASSETS

Current Assets
Cash	$712	$555,987
Accounts receivable	79,088	53,899

Total Current Assets	79,800	609,886

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved oil and gas properties	437,938	1,857,304
	549,538	1,968,904
Other property and equipment
Leasehold improvements		-
Furniture and fixtures	67,714	7,694
	624,755	7,694
Less accumulated deprciation and amortization	(35,417)	-
	589,338	7,694

Total Property and Equipment	1,138,876	1,976,598

Total Assets	$1,218,676	$2,586,484

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,240,456	$466,164
Deposits for Drilling	-	519,188
Accrued Salaries	270,000	180,000
	1,510,456	1,165,352
Other liabilities
Debtor judgment	648,820	615,052
Loans from officers	180,313	99,109

Total Liabilities	2,339,589	1,879,513

Stockholders' Equity (Deficit)
Common stock, $0.001 par value per share 200,000,000 shares authorized, 27,258,082 issued and outstanding at December 31, 2008 and 25,315,214 issued and outstanding at December 31, 2007	27,259	25,316
Additional paid-in capital	4,814,202	4,493,314
Subscriptions receivable	-	(63,584)
Accumulated deficit	(5,962,374)	(3,748,075)

Total Stockholders' Equity (Deficit)	(1,120,913)	706,971

Total Liabilities and Stockholders' Equity (Deficit)	$1,218,676	$2,586,484

The accompanying notes are an integral part of these financial statements

Superior Oil & Gas Co.
Statement of Operations
For the Years Ended
December 31, 2008 and 2007

	2008	2007

Revenue
Oil	$67,564	$2,851
Gas	30,464	2,658
Total Revenue	98,028	5,509

Operating Expenses:
Lease operating expenses	8,618	13,695
Impairment of assets	946,603	-
Exploration costs	57,200	-
General and Administrative	1,230,721	1,003,267
Gain from sales of working interests	-	(137,477)
Judgment interest	33,768	33,768
Depreciation and amortization	35,417	-
	2,312,327	913,253

Loss before income taxes	(2,214,299)	(907,744)

Income tax expense (benefit)	-	70,000

Net loss	$(2,214,299)	$(977,744)

Loss per Share:
Weighted average shares outstanding	26,488,203	22,657,000
Loss per share	$(0.08)	$(0.04)

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statement of Changes in Stockholders' Equity
For the Years Ended
December 31, 2008 and 2007

	Common		Additional
	Shares	Common	Paid-In	Subscription	Accumulated
	Outstanding	Stock	Capital	receivable	Deficit	Totals

Balance December 31, 2006	21,099,214	$21,100	$2,596,025	$-	$(2,770,331)	$(153,206)

Common stock issued:
For cash	2,300,000	2,300	124,700	(63,584)	-	63,416
For professional services	1,708,000	1,708	404,792	-	-	406,500
For capital services	58,000	58	20,222	-	-	20,280
Payment of debt	150,000	150	28,027	-	-	28,177

Warrants issed for cash	-	-	1,139,548	-	-	1,139,548
Stock based compensation	-	-	180,000	-	-	180,000
Net loss for the year	-	-	-	-	(977,744)	(977,744)

Balance December 31, 2007	25,315,214	$25,316	$4,493,314	$(63,584)	$(3,748,075)	$706,971

Common stock issued:
For cash	2,500	3	497	-	-	500
For services	1,200,000	1,200	163,800	-	-	165,000
For capital services	265,038	265	37,291	-	-	37,556
For settlement of accounts payable	475,330	475	66,071	-	-	66,546
Writeoff of subscription receivable related to shares issued	-	-	(63,584)	63,584	-	-
Stock based compensation	-	-	116,813	-	-	116,813
Net loss for the year					(2,214,299)	(2,214,299)

Balance December 31, 2008	27,258,082	$27,259	$4,814,202	$-	$(5,962,374)	$(1,120,913)

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Years Ended
December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:

Net loss	$(2,214,299)	$(977,744)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):
Depreciation and amortization	35,417	-
Impairment expense	946,603	-
(Increase) decrease in deferred tax asset	-	70,000
Stock based compensation	281,812	406,500
Gain on sale of wells	-	(137,477)
Increase in accounts receivable	(62,570)	(53,899)
Increase in accounts payable	128,795	-
Increase in accrued salaries	90,000	90,000
Increase in debtor judgment	33,768	33,768

Net cash used in operating activities	(760,474)	(568,852)

Cash flows from investing activities
Purchase of oil & gas leases & undeveloped wells	(287,705)	(2,497,402)
Increase (decrease) in deposits for drilling	-	377,399
Sale of oil & gas leases & undeveloped wells	1,000,000	1,937,804
Purchase of furniture & fixtures and leasehold improvements	(588,800)	(7,694)

Net cash provided by/(used in) investing activities	123,495	(189,893)

Cash flows from financing activities

Sale of common stock	500	38,349
Increase in loans from officers	81,204	99,109
Sale of warrants	-	1,139,548

Net cash provided by financing activates	81,704	1,277,006

Increase (decrease) in cash	(555,275)	518,261

Cash at beginning of period	555,987	37,726

Cash at end of period	$712	$555,987

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for leases	$-	$25,067

Common stock issued for undeveloped wells	$37,555	$20,280

Reduction of accounts receivable for leases	$37,381	$-

Common stock issued for accounts payable settlement	$66,546	$28,177

Deferred drilling cost capitalized to leases	$519,188	$249,933

The accompanying notes are an integral part of these financial statements

Note 1 – Organization and Nature of Business

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

Note 2 – Summary of Significant Accounting Policies

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

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided by using the straight-line method over the estimated useful lives. Expenditures for maintenance and repairs are charged to operations when incurred.  Major betterments and renewals that extend the useful life of the related asset are capitalized and depreciated over the asset’s remaining useful life. The property and equipment recorded at year end December, 31, 2007 was not placed in service until 2008 and no depreciation has been taken on it.  In 2008, depreciation expense was $35,417.

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

Impairment of unproved oil and gas properties are determined by SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” Impairment charges on oil and gas properties in 2008 amounted to $946,603.

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

Net Income (Loss) Per Share:

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS No. 128 , basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

Reclassifications:

Certain amounts from the prior years financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no impact on previously reported results of operations or stockholders’ equity.

Recent Accounting Pronouncements:

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

•           Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price:

•           Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

•           Easing the standard for the inclusion of proved undeveloped reserves (PUDs) and requiring disclosure of information indicating any progress toward the development of PUDs.

We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule. These discussions may delay the required compliance date. Absent any change in such date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009. Voluntary early compliance is not permitted.

Note 3 – Income Taxes

As of December 31, 2008 and 2007 the Company had substantial net operating losses.  Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded.  Book and tax differences are not required to be recorded when the consequences of these differences might not be realized.  The substantial net operating losses, which will expire over the next 5 to 15 years.  The net operating losses may or may not be realized which will be dependent on future earnings, which are currently uncertain. All deferred tax assets related to the net operating losses carryforward are fully reserved.

Note 4 – Common Stock Transactions

During the years ended December 31, 2008 and 2007, the Company issued shares  for cash, as compensation to employees and consultants, and as payment for debt.

During 2008, the Company:

Sold 2,500 shares of common stock for $500 cash.

Issued 1,200,000 shares of common stock to various individuals for services, the shares have a fair value of $165,000.

Issued 265,038 shares of common stock to various individuals for the development of wells.  The shares have a fair value of $37,556.

Issued 475,330 shares of common stock with a fair value of $66,546 for settlement of accounts payable.

It appears the subscriptions receivable for $63,584 will not be collect, the amount has been adjusted to Additional Paid-In Capital.

During 2007, the Company:

Sold 2,300,000 shares of common stock for $127,000 cash.  As of December 31, 2007, $38,349 cash has been collected, $25,067 has been satisfied though development of leases and the remaining $63,584 is classified as subscription receivable as a contra equity account.

Issued 1,708,000 shares of common stock for the professional and consulting services with a fair value of $406,500.  The shares were valued from $0.10 to $.30.

Issued 58,000 shares of common stock for the development of wells for a fair value of $20,208. The shares were valued from $0.24 to $0.29 per share.

Issued 150,000 shares of common stock for settlement of debt in the amount of $28,177.

Note 5– Related Party Transactions

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

Note 6 –   Going Concern Uncertainties

The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the financial statements, the Company has incurred significant operating losses resulting in an accumulated deficit and a working capital deficit. Additionally, the Company, is judgment debtor in a case filed in the Superior Court of Arizona, Maricopa County.  The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of December 31, 2008, the amount of the judgment, including accrued interest was $648,820.  The judgment will continue to accrue interest in the amount of $8,442 per quarter.  The Company is currently unable to pay the debtor judgment.  Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to continue as a going concern for a reasonable period of time.

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

Note 7 – Stock Option Plan

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

On December 6, 2005 the Company granted eight million share options at $0.10 per share, including two million non-qualified options that are now exercisable.  Additionally six million incentive stock options were granted, of which one million were vested on December 7, 2005, one million vested on January 31, 2006, one million vested January 31, 2007 one million vested January 31, 2008.  During the year, due to the death of the option holder the remaining unvested options were forfeited. The remaining vested shares options expire June 2009 if not exercised.  Shares options have not been exercised as of the report date.

Unexpired options for the years ended December 31, 2007 and 2008 are as follows:

			Average
			Remaining
	Number of	Weighted	Contractual	Intrinsic
Options	Options	Average Price	terms in years.	Value

Balance at 12/31/06	8,000,000	$0.10	2.5	$-
Granted	0
Exercised	0
Forfeited	0
Balance at 12/31/07	8,000,000	$0.10	1.5	$-
Granted	0
Exercised	0
Forfeited	2,000,000
Balance at 12/31/08	6,000,000	$0.10	.5	$-

NOTE 8 – WARRANTS

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

Average
Remaining
	Number of		Weighted	Contractual	Intrinsic
Warrants	Warrants	</F nt>	Average Price

Value
           </FO,T>
Balance at 12/31/06
    -
Granted
    6,000,000     $ 0.18       1.87     $ -
Exercised
    -
Balance at 12/31/07
    6,000,000     $ 0.18       1.87     $ -
Granted
    -
Exercised
    -
Balance at 12/31/08
    6,000,000     $ 0.18       0.87     $ -

Note 9 – Litigation

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of   Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co ., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of December 31, 2008, the amount of the judgment including interest was $648,820.

Daniel Lloyd, McCoy Energy Co. and Big Daddy’s BBQ Sauce & Spices Co. are also judgment debtors in this litigation, each to the same extent and in the same amount as our company.  Daniel Lloyd was the chief executive officer, chief financial officer and a director of our company until his death in July 2008..  McCoy Energy Co. is under the control of Gayla McCoy, the secretary and treasurer of our company.  Big Daddy’s BBQ Sauce & Spices Co. is under the control of Mr. Dan Lloyd, Jr. and Ms. McCoy.

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

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior has filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Essentially, Superior claims that the incompetence of HOCO’s employees caused significant cost overruns in the drilling and completion phases of the Lonesome River #1 well.  There is extensive documentation to back up Superior’s claims and the attorneys for Superior Oil and Gas Company consider the chances for winning this lawsuit to be very good.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at year December 31, 2008.

Midwest Mortgage Brokers and Paul Gee v. Hershey S. Baum, et al ., Case No. CJ-2004-7796, District Court of Tulsa County, State of Oklahoma  wherein Superior Oil and Gas Company is a named co-defendant involves a loan that was made by Paul Gee and Midwest Mortgage Brokers and Paul Gee to Hershey S. Baum and others for which Superior Oil and Gas purportedly agreed to repurchase 100,000 shares of stock from plaintiffs as part of the consideration for making the loan.  The court granted summary judgment against Superior Oil and Gas Company in the amount of $286,448.39 on April 23, 2008 and Superior has filed an appeal from this judgment with the Oklahoma Supreme Court.  The attorneys for Superior believe they will be successful in overturning the summary judgment and ultimately prevailing in the lawsuit.

Julie Warren, et al. v. Superior Oil and Gas Co., et al. , District Court , Garfield County, Case No. CJ-2008-325 wherein the plaintiffs have sued the company for trespassing in connection with laying a saltwater disposal line across their property in the completion of the Windy Vista well.  They obtained a judgment against the company for $118,000 plus costs and attorney’s fees.  Subsequent to December 31, 2008 this judgment has been settled for $65,000.  The amount of the settlement in included in accounts payable on the balance at December 31, 2008.

James B. Jackson v. Superior Oil & Gas Co. , District Court, Canadian County, Case No. CJ-2008-87. The plaintiff’s claims relate to geological service provided to Superior for which he has not been paid.  A default judgment was entered against the Superior in the amount of $14,578.29 plus costs and attorney’s fees.

Eagle Well Services, Inc. v. Superior Oil and Gas Co. , District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at December 31, 2008.

Note 10 – Deposits

The balance of the deposits at December 31, 2007 was $519,118 which represented advancements by a working interest owner which had not yet been spent. During the year the Company used these funds to drill a well in Logan County, Oklahoma.

Note 11 – Lease Commitments

The company does not have any lease commitments.

SUPPLEMENTAL INFORMATION ON
OIL AND GAS PRODUCING ACTIVITIES

The company is still in the process of completing and cleaning out the two wells it had on line at the end of 2007 and the three wells it completed in 2008.   Engineers have advised the Company that insufficient information is available to provide an estimate of proved reserves until the wells have been completed and are operating on a consistent basis. As a result, there are no proved oil and gas properties or proved oil and gas reserves at December 31, 2008 and 2007.  The company had revenues from those wells in 2008 but did not have sufficient capital to maintain the production and was forced to shut-in the wells.  As a result of this action, the company’s share of the cost of the wells of $946,603 was impaired in 2008.

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

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures .   The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and are designed to provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms.  Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the company are as follows:

Person	Office	Held Since	Term Expires

Bill Sparks, 79	Director, CEO, CFO	02-97	5-09
Gayla McCoy, 55	Secretary, Treasurer	02-99	5-09
W.R. Lott III, 55	Director	02-97	5-09
J. Michael Sherrod, 54	Director	07-08	5-09

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

Biographical Information

Bill Sparks ..  Mr. Sparks is a geologist and has been employed since 1998 as the geologist of Blue Sky Oil Co. of Irving, Texas, a company under the control of Mr. Jerry Jones, the owner of the Dallas Cowboys football team.

Gayla McCoy ..  Ms. McCoy has been employed since 1998 as the corporate secretary and treasurer of Big Daddy’s BBQ Racing Co. and since 1999 as the corporate secretary and treasurer of Big Daddy’s BBQ Sauce & Spices Co., affiliated companies based in Yukon, Oklahoma, whose principal businesses are the manufacturing and distribution of food products.  She has also been employed since 1995 as the president of McCoy Energy Co. of Yukon, Oklahoma, an oil and gas exploration company.  In 1999 she became the secretary and treasurer of Superior Oil and Gas Co.  Ms. McCoy devotes 100 percent of her time to the affairs of Superior Oil and Gas Co.

W.R. Lott III ..  From 1992 to the present, Mr. Lott has been and still is the president of Lott Properties, a real estate company, and the vice president of Coats & Co., Inc., a mortgage company, both of Greenwood, Mississippi.

J. Michael Sherrod ..  Mr. Sherrod graduated from the University of Oklahoma with degrees in accounting (1983) and law (1986) and has practiced law in Oklahoma since 1986.  His practice has emphasized litigation, both civil and criminal, and business and corporate transactions.  His experience ranges from serving as general counsel of Vanguard U.S.A. Corporation in Oklahoma City (1988), as assistant district attorney in Seminole County, Oklahoma (1990-1992), as an associate in an Oklahoma City law firm (Cooper & Zorn, P.C., 1993), as Administrative Law Judge for the Office of Administrative Hearings with the Oklahoma Department of Human Services (1994 – 2000 with the position of Chief Administrative Law Judge from 1995 until 2000) and the private practice of law since 2000 representing corporations and individuals, particularly in the oil and gas and financial industries.  During his career, he has been instrumental in helping companies and agencies adapt to new technologies and has been a speaker before the Oklahoma and American Bar Associations.

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

Involvement in certain legal proceedings .  During the past five years, none of the directors has been involved in any of the following events:

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

Corporate Governance.

Security holder recommendations of candidates for the board of directors .  Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years.  The recommendation must be received by the company by April 20 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

Audit committee ..  We have no standing audit committee.  Our directors perform the functions of an audit committee.  Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only two directors at present.  Neither of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report

Gayla McCoy	0	0	0
Bill Sparks	0	0	0
W.R. Lott III	0	0	0
Thomas Becker	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Total
Daniel H. Lloyd, CEO (deceased)	2008	$30,000		$0	$0
Daniel H. Lloyd, CEO	2007	$60,000	(1)	$0	$0

(1)           Accrued but not paid.

The following ilformation concepns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named ofdicer outstanding at the end of the last fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Bill Sparks	500,000	0	0	$0.10	12-06-2015
W.R. Lott III	500,000	0	0	$0.10	12-06-2015

Compensation of Directors

The directors of Superior Oil and Gas Co.  and its subsidiaries received the following compensation in 2008 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Bill Sparks	0	0	0	0	0	0	0
W.R. Lott III	0	0	0	0	0	0	0
J. Michael Sherrod	0	0	0	0	0	0	0

Our standard for determining the dollar amount of stock awards is based upon the amount of service each director performs for the company.

Compensation Committee .  We do not have a compensation committee.  We have only three directors.  The directors deliberate from time to time concerning the ability of the company to pay compensation to any officer or director and the type and amount of such compensation.

Related Transactions ..  During the last two fiscal years and the period since the end of the last fiscal year, there have been no transactions, or any currently proposed transaction, in which the company was or is to be a participant with a related person, such as the directors or officers, where the transaction exceeds $120,000 and the related person had or will have a direct or indirect material interest.

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth, as of May 15, 2009, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

Person	No. of Shares		Percent of Outstanding Shares

Gayla McCoy 844 South Walbaum Road Calumet, OK 73014	3,000,400		11.4%
Bill Sparks P.O. Box 14428 Oklahoma City, OK 73113	500,000	(1)	1.9%
W.R. Lott III 107 Fulton Street Greenwood, MS 38935	950,000	(2)	3.6%
Thomas Becker 11108 NW 115 Street Yukon, OK 73099	3,290,407		13.0%
J. Michael Sherrod 904 North Peters Norman, OK 73069	100,000		0.004%

Officers and Directors as a Group (4 persons)	7,840,807		28.8%

(1)	These shares represent shares underlying presently exercisable stock options.
(2)	500,000 of these shares represent shares underlying presently exercisable stock options.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Audit Fees .  Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended December 31, 2008	$70,840
Fiscal Year ended December 31, 2007	$15,510

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2008	$-0-
Fiscal Year ended December 31, 2007	$-0-

Tax Fees . Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2008	$-0-
Fiscal Year ended December 31, 2007	$-0-

All Other Fees . Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2008	$-0-
Fiscal Year ended December 31, 2007	$-0-

Pre-Approval of Audit and Non-Audit Services.   The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.  None of the fees described above were pre-approved before the services were performed.

PART IV

ITEM 15.EXHIBITS.

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

SUPERIOR OIL AND GAS CO.

	By	/s/ Bill Sparks
Date: May 15, 2009		Bill Sparks, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2009	/s/ Bill Sparks
Bill Sparks, Chief Executive Officer,
Chief Financial Officer and Director

Date: May 15, 2009	/s/ Gayla McCoy
Gayla McCoy, Secretary-Treasurer

Date: May 15, 2009	/s/ W.R. Lott III
W.R. Lott III, Director

Date: May 15, 2009	/s/ J. Michael Sherrod
J. Michael Sherrod, Director

EXHIBIT INDEX

FORM 10-K
For the fiscal year ended December 31, 2008

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

1

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

+	Previously filed with Form 8-K Current Report 12-13-07 on March 11, 2008, EDGAR Accession #0001144204-08-014453; incorporated herein.

2