Form 10-Q
period 2009-03-31
SUPERIOR OIL & GAS CO
filed 2009-05-20
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 13, 2009, there were 27,234,082 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	March 31,	December 31,
ASSETS	2009	2008

Current Assets
Cash	$234	$712
Accounts receivable	65,962	79,088

Total Current Assets	66,196	79,800

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved property	437,938	437,938
	549,538	549,538
Other property and equipment
Leasehold improvements	557,041	557,041
Furniture and fixtures	67,714	67,714
	624,755	624,755
Less accumulated depreciation and amortization	(51,761)	(35,417)
	572,994	589,338

Total Property and Equipment	1,122,532	1,138,876

Total Assets	$1,188,728	$1,218,676

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,274,172	$1,240,456
Accrued salaries	288,225	270,000
	1,562,397	1,510,456
Other Liabilities
Debtor judgment payable	657,262	648,820
Loans from officers	185,149	180,313

Total Liabilities	2,404,808	2,339,589

Shareholders' Deficit
Common stock, $0.001 par value per share
200,000,000 shares authorized, 27,234,082
outstanding at March 31, 2009 and
27,259,082 at December 31, 2008	27,235	27,259
Additional paid-in capital	4,814,225	4,814,202
Accumulated deficit	(6,057,540)	(5,962,374)

Total Shareholders' Deficit	(1,216,080)	(1,120,913)

Total Liabilities and Shareholders' Deficit	$1,188,728	$1,218,676

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
Revenue
Oil	$4,781	$3,042
Gas	754	2,834
Total Revenue	5,535	5,876

Operating Expenses
Lease operating expenses	3,190	549
Exploration costs	-	57,200
General and administrative	72,725	510,546
Judgment interest	8,442	8,442
Depreciation and amortization	16,344	5,154
	100,701	581,891

Loss before income taxes	(95,166)	(576,015)

Income taxes	-	-

Net loss	$(95,166)	$(576,015)

Basic loss per Share:
Weighted average shares outstanding	25,291,481	25,932,126
Loss per share	$(0.00)	$(0.02)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(95,166)	$(576,015)

Adjustment to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	16,344	5,154
Common stock issued for services	-	151,200
Decrease in accounts receivable	13,126	(22,056)
Increase in accounts payable	33,715	-
Increase in accrued salaries	18,225	22,500
Increase in debtor judgment payable	8,442	8,442

Net cash used in operating activities	(5,314)	(410,775)

Cash flows from investing activities:
Purchase of oil & gas leases and undeveloped wells	-	(565,292)
Increase in deposits for drilling	-	256,257
Sale of oil and gas leases and undeveloped wells	-	1,000,000
Decrease in deposits for drilling	-	(359,736)

Net cash provided from investing activities	-	331,229

Cash flows from financing activities:
Increase loans from officers	4,836	34,550

Decrease in cash	(478)	(44,996)

Cash at beginning of period	712	555,987

Cash at end of period	$234	$510,991

See Accompanying Notes to Financial Statements

Superior Oil & Gas Co.
Statements of Cash Flows
(unaudited)

	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities

Common stock issued for undeveloped wells	$-	$71,901

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Superior Oil and Gas Co., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

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

Results of Operations – First Quarter Ended March 31, 2009 Compared to First Quarter Ended March 31, 2008

We had oil and gas revenue of $5,535 for our interest in five oil and gas wells for the three months ended March 31, 2009 compared to $5,876 revenue in the same period in 2008.  All of our wells were shut-in late in 2008 due to working capital problems.

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

The revenue of $5,876 in 2008 was from our working interest from sporadic production in these two wells while we were attempting their completion.  $754 of the revenue in 2009 is from minimal gas that was produced in the Windy Vista well after it was shut in.  The balance of $4,781 in 2009 was from oil sold that had been left in the tanks of the Chickie, Gayla and Lindsey wells after they were shut in.

Lease operating expenses for the three months ended March 31, 2009 were $3,190 compared to $549 for the same period in 2008.  We had more wells in 2008 than in 2009 and even though they were shut in, there were minimal expenditures in caring for the wells.

Exploration costs for the three months ended March 31, 2009 were $0. The cost of $57,200 in 2008 were costs associated with geological and engineering analysis on properties the company has not acquired.

General and administrative expenses were $72,725 for the three months ended March 31, 2009 compared to $510,546 for the same period in 2008, a decrease of $437,821.  The major components of the decrease are due primarily to a decrease in financial consulting of $147,500; new project analysis, $44,500; vested option cost, $94,000; professional fees, $34,000 and travel, $34,000.

Depreciation and amortization expense was $16,344 for the period ended March 31, 2009 compared to $5,154 in the 2008 period.  The increase was for depreciation on equipment and amortization of leasehold improvements.  The company moved into new office space in 2008 and had depreciation for the full period in 2009.

Net Income (Loss)

We suffered a net loss of $95,166 in the three months ended March 31, 2009 and a net loss of $576,015 in the three months ended March 31, 2008, a decrease of $480,849.  The decrease in net loss was primarily attributable to a decrease in oil and gas sales net of operating expenses of $2,982, decreases in exploration costs of $57,200, increase in depreciation of $11,190 and a decrease in general and administrative expenses of $437,820.

We financed our loss of $95,166 for the three months ended March 31, 2009 primarily with a decrease in cash of $478, a decrease in accounts receivable of $13,126, depreciation and amortization expense of $16,344, an increase in accounts payable of $33,715, an increase in accrued expenses of $18,225, loans from shareholders of $4,836, an increase in debtor judgment payable of $8,442.

There were no material changes in financial condition during the first quarter of 2009.

Material changes in results of operations.  The results of operations obtained during the first quarter of 2009 differ markedly from those of the first quarter of 2008.  The Q1 2009 results reflect the results of our not drilling any wells as contrasted with our having drilled exploratory wells during Q1 of 2008.  Also, our general and administrative costs decreased by $437,821 from $510,546 in Q1 2008 to $72,725 in Q1 2009, such decreases being primarily attributable to decreases in financial consulting of $147,500; new project analysis, $44,500; vested option cost, $94,000; professional fees, $34,000 and travel, $34,000.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

As of March 31, 2009, under the direction of our Chief Executive Officer who is also our Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2009 due to a material weakness because of the lack of segregation of duties. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Executive Officer.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Julie Warren, et al. v. Superior Oil and Gas Co., et al., District Court, Garfield County, Case No. CJ-2008-325 wherein the plaintiffs have sued the company for trespassing in connection with laying a saltwater disposal line across their property in the completion of the Windy Vista well.  They obtained a judgment against the company for $118,000 plus costs and attorney’s fees.  Subsequent to December 31, 2008 this judgment has been settled for $65,000.  The amount of the settlement is included in accounts payable on the balance sheet at March 31, 2009.

James B. Jackson v. Superior Oil & Gas Co., District Court, Canadian County, Case No. CJ-2008-87. The plaintiff’s claims relate to geological service provided to Superior for which he has not been paid.  A default judgment was entered against Superior in the amount of $14,578.29 plus costs and attorney’s fees.  Sufficient amounts have been recorded in accounts payable at the balance sheet date to cover the cost of this judgment.

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at March 31, 2009.

Superior Oil and Gas Co. v. Vince Freechea, District Court, Oklahoma County, Case No. CJ-2009-1793 involves a claim by Superior against an individual who operated a company known as High Plains Tubular.  The claim arises out of that individual’s procurement of casing and tubing on behalf of Superior.  Mr. Freechea subsequently wrongfully sold this casing and tubing to a third party and refused to remit the proceeds of the sale to Superior.  Superior paid Mr. Freechea in excess of $220,000 for the product and is seeking to recover its cost plus the profit for a total of $350,000.

Item 2.  Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-K for period ended December 31, 2008), we have sold no equity securities in transactions exempt from registration pursuant to Regulation D, Rule 506.

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

Superior Oil and Gas Co.

Date: May 19, 2009	By	/s/ B.J. Sparks
B.J. Sparks, President