Form 10-Q
period 2009-06-30
SUPERIOR OIL & GAS CO
filed 2009-08-19
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of August 11, 2009, there were 27,234,082 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$198	$712
Accounts receivable	14,646	79,088

Total Current Assets	14,844	79,800

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved property	369,386	437,938
	480,986	549,538
Other property and equipment
Leasehold improvements	553,170	557,041
Furniture and fixtures	67,714	67,714
	620,884	624,755
Less accumulated depreciation and amortization	(67,996)	(35,417)
	552,888	589,338

Total Property and Equipment	1,033,874	1,138,876

Total Assets	$1,048,718	$1,218,676

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,112,179	$1,240,456
Accrued salaries	300,175	270,000
	1,412,354	1,510,456
Other Liabilities
Debtor judgment payable	665,704	648,820
Loans from shareholders	302,260	180,313

Total Liabilities	2,380,318	2,339,589

Shareholders' Deficit
Common stock, $0.001 par value per share 200,000,000 shares authorized, 27,234,082 outstanding at June 30, 2009 and 27,259,082 at December 31, 2008	27,235	27,259
Additional paid-in capital	4,814,225	4,814,202
Accumulated deficit	(6,173,060)	(5,962,374)

Total Shareholders' Deficit	(1,331,600)	(1,120,913)

Total Liabilities and Shareholders' Deficit	$1,048,718	$1,218,676

See notes to the financial statements.

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three		Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue
Oil	$-	$10,012	$4,781	$13,054
Gas	-	5,534	754	8,368
	-	15,546	5,535	21,422

Operating Expenses
Lease operating expenses	1,912	4,256	5,102	4,805
Exploration costs	-	-	-	57,200
Impairment expense	68,553	-	68,553	-
Administrative	75,307	227,674	148,032	738,220
Judgment	8,442	8,442	16,884	16,884
Depreciation and amortization	16,235	7,500	32,579	12,654
	170,449	247,872	271,150	829,763

Loss from operations	(170,449)	(232,326)	(265,615)	(808,341)

Other income - gain on account payable settlements	54,928	-	54,928	-

Loss before income taxes	(115,521)	(232,326)	(210,687)	(808,341)

Deferred income tax expense (benefit)	-	-	-	-

Net loss	$(115,521)	$(232,326)	$(210,687)	$(808,341)

Basis loss per share:
Weighted average shares outstanding	27,234,082	26,240,582	27,234,082	25,850,497
Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

See Accompanying Notes to Financial Statements.

Superior Oil and Gas Co.
Statements of Cash Flow
(unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	(210,686)	$(808,341)

Adjustment to reconcile net loss to net cash used in operating activities:

Gain from settlement of accounts payable	54,927
Depreciation and amortization	32,579	12,654
Impairment expense	68,552	-
Common stock issued for services	-	151,200
Decrease in accounts receivable	64,442	(37,929)
Decrease in accounts payable	(179,334)	73,060
Increase in accrued salaries	30,175	45,000
Increase in debtor judgment payable	16,884	16,884

Net cash used in operating activities	(122,461)	(547,472)

Cash flows from investing activities:
Purchase of oil & gas leases and undeveloped wells	-	(145,000)
Increase in deposits for drilling	-	(325,075)
Sale of oil and gas leases and undeveloped wells	-	1,000,000
Purchase of other property and equipment	-	(591,022)

Net cash provided from investing activities	-	(61,097)

Cash flows from financing activities:
Increase loans from officers	121,947	54,053
	121,947	54,053

Decrease in cash	(514)	(554,516)

Cash at beginning of period	712	555,987

Cash at end of period	$198	$1,471

See notes to the financial statements.

Superior Oil & Gas Co.
Statements of Cash Flows
(unaudited)

	Six
	Months Ended	Months Ended
	June 30,	June 30
	2009	2008

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities

Common stock issued for undeveloped wells	$-	$71,901
Services performed on Well for reduction of subscription receivable	$-	$63,584
Decreases in Advances	$-	$48,600
Accounts payable related to capital expenditures	$-	$633,934

See notes to the financial statements.

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

NOTE 3

The financial statements of the Company for the period ended June 30, 2009 have not been reviewed by the Company’s auditor and when they have been Management will report that.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

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

Results of Operations – First Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

We had oil and gas revenue of $0 and $5,535 respectively  for our interest in five oil and gas wells for the three and six months ended June 30, 2009 compared to $15,546 and $21,442 revenue in the same periods in 2008.  All of our wells were shut-in late in 2008 due to working capital problems.

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

The revenue of $15,546 and $21,422 in the three and six month periods respectively  in 2008 was from our working interest from sporadic production in these two wells while we were attempting their completion.  $754 of the revenue in the six months ended June 30, 2009 is from minimal gas that was produced in the Windy Vista well after it was shut in.  The balance of $4,781 in the six months ended June 30, 2009 was from oil sold that had been left in the tanks of the Chickie, Gayla and Lindsey wells after they were shut in.  There was no revenue in the three months ended June 30, 2009 because all of the wells were shut-in during the period.

Lease operating expenses for the three and six months ended June 30, 2009 were $1,912 and $5,102 respectively compared to $4,256 and $4,803 respectively for the same periods in 2008.  We had more wells in 2008 than in 2009 and even though they were shut in, there were minimal expenditures in caring for the wells.

Exploration costs for the three and six months ended June 30, 2009 were $0. The cost of $57,200 for the six month period in 2008 were costs associated with geological and engineering analysis on properties the company has not acquired.

Impairment expense in the three and six months periods ended June 30, 2009 was for three leases which expired in the second quarter of 2009.  The acreage contained 316 total acres of which the Company owned a 50% interest or 158 net acres.

General and administrative expenses were $75,307 and $148,032 respectively for the three and six months ended June 30, 2009 compared to $227,674 and $738,220 respectively for the same periods in 2008, a decrease of $152,367 and $590,188 in 2009 from the same three and six month periods in 2008.  The major components of the decrease in expenses for the three month period ended June 30, 2009 as compared to the same period in 2008 are due primarily to decreases in office expenses of $66,000; new project analysis, $11,000; professional fees, $20,000; and travel expenses, $65,000.  The major components of the decrease in expenses for the six month period ended June 30, 2009 as compared to the same period in 2008 are due primarily to decreases in office expenses of $120,000; new project analysis, $54,000; professional fees, $59,000; travel expenses, $99,000;  financial consulting, $147,000; vested option cost, $94,000; and maintenance costs, $17,000.

Depreciation and amortization expense was $16,235 and $32,579 respectively for the three and six month periods ended June 30, 2009 compared to $7,500 and $12,654 respectively for the same periods in 2008.  The increase was for depreciation on equipment and amortization of leasehold improvements.  The company moved into new office space in 2008 and had depreciation for the full period in 2009.

Other income was $54,928 for the three and six month periods ended June 30, 2009 compared to no such income in the same periods in 2008.  In 2009 the company negotiated with three of its creditors who had liens on property to settle the amount owed for less than the total amount due which reflects this income.  The company plans to negotiate the remainder of its accounts payable if funds can be raised for the settlements.

Net Income (Loss)

We suffered a net loss of $115,521 and $210,687 respectively for the three and six months ended June 30, 2009 as compared to $232,326 and $808,341 respectively for the same three and six month periods in ended in 2008, a decrease in losses of $116,805 and $597,654 respectively  for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  The decrease in net loss in the three months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $13,202; increase in impairment expense, $68,553; decrease in general and administrative costs, $152,367; increase in depreciation, $8,735; and an increase in other income of $54,928. The decrease in net loss in the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $16,184; decrease in exploration cost, $57,200; increase in impairment expense, $68,553; decrease in general and administrative costs, $590,188; increase in depreciation, $19,925; and an increase in other income of $54,928.

We financed our loss of $210,687 for the six months ended June 30, 2009 primarily with a decrease in cash of $514; a decrease in accounts receivable, $64,442; depreciation and amortization expense, $32,579; impairment expense, $68,552; increase in accrued expenses, $30,175; loans from shareholders, $121,947; and an increase in debtor judgment payable, $16,884.  These sources of funds were offset by payments of accounts payable of $124,407.

There were no material changes in financial condition during the six  months ended June 30, 2009.

Material changes in results of operations.  The results of operations obtained during the first six months of 2009 differ markedly from those of the first six months of 2008.  The 2009 results reflect the results of our not drilling any wells as contrasted with our having drilled exploratory wells during the first six months of 2008.  Also, our general and administrative costs decreased by $590,188 from $738,220 in the six months ended June 30, 2008 to $148,032 in the six months ended June 30, 2009, such decreases being primarily attributable to decreases in financial consulting of $147,000; new project analysis, $54,000; vested option cost, $94,000; professional fees, $59,000; office expenses, $120,000; maintenance costs, $17,000; and travel, $99,000.  We also had an impairment of our unproved property of $68,553 for the loss of three leases on which we had not drilled.

Item 4.                    Controls and Procedures

Evaluation of disclosure controls and procedures.

As of June 30, 2009, under the direction of our Chief Executive Officer who is also our Chief Financial Officer, we evaluated our disclosure controls and procedures as of June 30, 2009 and concluded that our disclosure controls and procedures were ineffective as of June 30, 2009 due to a material weakness because of the lack of segregation of duties. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Executive Officer.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3.             LEGAL PROCEEDINGS.

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of  Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of June 30, 2009, the amount of the judgment including interest was $665,704.

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

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at June 30, 2009.

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

Julie Warren, et al. v. Superior Oil and Gas Co., et al., District Court, Garfield County, Case No. CJ-2008-325 wherein the plaintiffs have sued the company for trespassing in connection with laying a saltwater disposal line across their property in the completion of the Windy Vista well.  They obtained a judgment against the company for $118,000 plus costs and attorney’s fees.  Subsequent to December 31, 2008 this judgment has been settled for $65,000.  The amount of the settlement is included in accounts payable on the balance sheet at June 30, 2009.

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

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at June 30, 2009.

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

Date: August 18, 2009	Superior Oil and Gas Co.

	By	/s/ B.J. Sparks
B.J. Sparks, President