Form 10-Q/A
period 2009-06-30
SUPERIOR OIL & GAS CO
filed 2009-08-25
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q
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

The financial statements of the Company for the period ended June 30, 2009 have not been reviewed by the Company’s auditor, and when they have been Management will report that.

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

Date: August 25, 2009	Superior Oil and Gas Co.

	By	/s/ B.J. Sparks
B.J. Sparks, President