Form 10-Q/A
period 2009-06-30
SUPERIOR OIL & GAS CO
filed 2009-10-06
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-Q
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

As of August 11, 2009, there were 27,234,082 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$198	$712
Accounts receivable	14,646	79,088

Total Current Assets	14,844	79,800

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved property	248,054	437,938
	359,654	549,538
Other property and equipment
Leasehold improvements	553,170	557,041
Furniture and fixtures	67,714	67,714
	620,884	624,755
Less accumulated depreciation and amortization	(67,996)	(35,417)
	552,888	589,338

Total Property and Equipment	912,542	1,138,876

Total Assets	$927,386	$1,218,676

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,112,180	$1,240,456
Accrued salaries	300,175	270,000
	1,412,355	1,510,456
Other Liabilities
Debtor judgment payable	665,704	648,820
Loans from shareholders	302,260	180,313

Total Liabilities	2,380,319	2,339,589

Shareholders' Deficit
Common stock, $0.001 par value per share 200,000,000 shares authorized, 27,234,082 outstanding at June 30, 2009 and 27,259,082 at December 31, 2008	27,235	27,259
Additional paid-in capital	4,814,225	4,814,202
Accumulated deficit	(6,294,393)	(5,962,374)

Total Shareholders' Deficit	(1,452,933)	(1,120,913)

Total Liabilities and Shareholders' Deficit	$927,386	$1,218,676

See notes to the financial statements.

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three		Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue
Oil	$-	$10,012	$4,781	$13,054
Gas	-	5,534	754	8,368
	-	15,546	5,535	21,422

Operating Expenses
Lease operating expenses	1,912	4,256	5,102	4,805
Exploration costs	-	-	-	57,200
Impairment expense	189,885	-	189,885	-
Administrative	75,307	227,674	148,032	738,220
Judgment	8,442	8,442	16,884	16,884
Depreciation and amortization	16,235	7,500	32,579	12,654
	291,781	247,872	392,482	829,763

Loss from operations	(291,781)	(232,326)	(386,947)	(808,341)

Other income - gain on account payable settlements	54,928	-	54,928	-

Loss before income taxes	(236,853)	(232,326)	(332,019)	(808,341)

Deferred income tax expense (benefit)	-	-	-	-

Net loss	$(236,853)	$(232,326)	$(332,019)	$(808,341)

Basis loss per share:
Weighted average shares outstanding	27,234,082	26,240,582	27,234,082	25,850,497
Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

See Accompanying Notes to Financial Statements.

Superior Oil and Gas Co.
Statements of Cash Flow
(unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	(332,019)	$(808,341)

Adjustment to reconcile net loss to net cash used in operating activities:

Gain from settlement of accounts payable	54,928
Depreciation and amortization	32,579	12,654
Impairment expense	189,885	-
Common stock issued for services	-	151,200
Decrease in accounts receivable	64,442	(37,929)
Decrease in accounts payable	(179,335)	73,060
Increase in accrued salaries	30,175	45,000
Increase in debtor judgment payable	16,884	16,884

Net cash used in operating activities	(122,461)	(547,472)

Cash flows from investing activities:
Purchase of oil & gas leases and undeveloped wells	-	(145,000)
Decrease in deposits for drilling	-	(325,075)
Sale of oil and gas leases and undeveloped wells	-	1,000,000
Purchase of other property and equipment	-	(591,022)

Net cash provided from investing activities	-	(61,097)

Cash flows from financing activities:
Increase loans from officers	121,947	54,053
	121,947	54,053

Decrease in cash	(514)	(554,516)

Cash at beginning of period	712	555,987

Cash at end of period	$198	$1,471

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

Results of Operations – First Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

We had oil and gas revenue of $0 and $5,535 respectively  for our interest in five oil and gas wells for the three and six months ended June 30, 2009 compared to $15,546 and $21,422 revenue in the same periods in 2008.  All of our wells were shut-in late in 2008 due to working capital problems.

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

Lease operating expenses for the three and six months ended June 30, 2009 were $1,912 and $5,102 respectively compared to $4,256 and $4,805 respectively for the same periods in 2008.  We had more wells in 2008 than in 2009 and even though they were shut in, there were minimal expenditures in caring for the wells.

Exploration costs for the three and six months ended June 30, 2009 were $0. The cost of $57,200 for the six month period in 2008 were costs associated with geological and engineering analysis on properties the company has not acquired.

Impairment expense in the three and six months periods ended June 30, 2009 was for six leases which expired or where soon to expire in the second quarter of 2009.  The acreage contained 716 total acres of which the Company owned a 50% interest or 358 net acres.

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

Net Income (Loss)

We suffered a net loss of $236,853 and $332,019 respectively for the three and six months ended June 30, 2009 as compared to $232,326 and $808,341 respectively for the same three and six month periods in ended in 2008, an increase in losses of $4,527 and a decrease of $476,322 respectively for the three and six months ended June 30, 2009 as compared to the same periods in 2008.  The increase in net loss in the three months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $13,202; increase in impairment expense, $189,885; decrease in general and administrative costs, $152,367; increase in depreciation, $8,735; and an increase in other income of $54,928. The decrease in net loss in the six months ended June 30, 2009 as compared to the same period in 2008 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $16,184; decrease in exploration cost, $57,200; increase in impairment expense, $189,885; decrease in general and administrative costs, $590,188; increase in depreciation, $19,925; and an increase in other income of $54,928.

We financed our loss of $332,019 for the six months ended June 30, 2009 primarily with a decrease in cash of $514; a decrease in accounts receivable, $64,442; depreciation and amortization expense, $32,579; impairment expense, $189,885; increase in accrued expenses, $30,175; loans from shareholders, $121,947; and an increase in debtor judgment payable, $16,884.  These sources of funds were offset by payments of accounts payable of $124,406.

There were no material changes in financial condition during the six  months ended June 30, 2009.

Material changes in results of operations.  The results of operations obtained during the first six months of 2009 differ markedly from those of the first six months of 2008.  The 2009 results reflect the results of our not drilling any wells as contrasted with our having drilled exploratory wells during the first six months of 2008.  Also, our general and administrative costs decreased by $590,188 from $738,220 in the six months ended June 30, 2008 to $148,032 in the six months ended June 30, 2009, such decreases being primarily attributable to decreases in financial consulting of $147,000; new project analysis, $54,000; vested option cost, $94,000; professional fees, $59,000; office expenses, $120,000; maintenance costs, $17,000; and travel, $99,000.  We also had an impairment of our unproved property of $189,885 for the loss of three leases on which we had not drilled.

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

Date: October 2, 2009	Superior Oil and Gas Co.

	By	/s/ B.J. Sparks
B.J. Sparks, President