Form 10-Q
period 2009-09-30
SUPERIOR OIL & GAS CO
filed 2009-11-16
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

As of November 13, 2009, there were 55,234,082 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PAGE
Balance Sheets September 30, 2009 and December 31, 2008 (Unaudited)	4
Statements of Operations for the Three and Nine Months Ended
September 30, 2009 and 2008 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008 (Unaudited)	6
Notes to Financial Statements	8

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$1,446	$712
Accounts receivable	20,638	79,088

Total Current Assets	22,084	79,800

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved property	189,581	437,938
	301,181	549,538
Other property and equipment
Leasehold improvements	553,170	557,041
Furniture and fixtures	67,714	67,714
	620,884	624,755
Less accumulated depreciation and amortization	(84,231)	(35,417)
	536,653	589,338

Total Property and Equipment	837,834	1,138,876

Total Assets	$859,918	$1,218,676

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,136,736	$1,240,456
Accrued salaries	308,575	270,000
	1,445,311	1,510,456
Other Liabilities
Debtor judgment payable	674,146	648,820
Loans from shareholders	302,567	180,313

Total Liabilities	2,422,024	2,339,589

Shareholders' Deficit
Common stock, $0.001 par value per share
200,000,000 shares authorized, 55,234,082
outstanding at September 30, 2009 and
27,259,082 at December 31, 2008	55,234	27,259
Additional paid-in capital	6,466,227	4,814,202
Accumulated deficit	(8,083,567)	(5,962,374)

Total Shareholders' Deficit	(1,562,106)	(1,120,913)

Total Liabilities and Shareholders' Deficit	$859,918	$1,218,676

See notes to the financial statements.

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three		Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenue
Oil	$15,593	$46,060	$20,374	$59,114
Gas	244	11,503	998	19,871
	15,837	57,563	21,372	78,985

Operating Expenses
Lease operating expenses	10,149	13,680	15,251	18,485
Exploration costs	-	-	-	57,200
Impairment expense	58,472	-	248,357	-
Administrative	1,734,713	201,221	1,882,745	939,441
Judgment	8,442	8,442	25,326	25,326
Depreciation and amortization	16,235	7,500	48,814	20,154
Gain on the sale of scrap equipment	(23,000)	-	(23,000)	-
	1,805,011	230,843	2,197,493	1,060,606

Loss from operations	(1,789,174)	(173,280)	(2,176,121)	(981,621)

Other income	-	-	54,928	-

Loss before income taxes	(1,789,174)	(173,280)	(2,121,193)	(981,621)

Deferred income tax expense (benefit)	-	-	-	-

Net loss	$(1,789,174)	$(173,280)	$(2,121,193)	$(981,621)

Basis loss per share:
Weighted average shares outstanding	33,625,386	26,448,577	47,849,555	26,213,664
Loss per share	$(0.05)	$(0.01)	$(0.04)	$(0.04)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flow
(unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(2,121,193)	$(981,621)
Adjustment to reconcile net loss to net cash
used in operating activities:
Gain from settlement of accounts payable	(54,928)	-
Gain on the sale of scrap equipment	(23,000)	-
Depreciation and amortization	48,814	20,154
Impairment expense	248,357	-
Common stock issued for services	720,000	216,201
Common stock issued for settlement	960,000	-
(Increase)/Decrease in accounts receivable	58,450	(46,215)
Increase/(Decrease) in accounts payable	(44,921)	7,987
Increase in accrued salaries	38,575	67,500
Increase in debtor judgment payable	25,326	25,326
Net cash used in operating activities	(144,520)	(690,668)
Cash flows from investing activities:
Sale of scrap equipment	23,000	-
Purchase of oil & gas leases and undeveloped wells	-	(303,451)
Sale of oil and gas leases and undeveloped wells	-	1,000,000
Purchase of other property and equipment	-	(591,858)
Net cash provided from investing activities	23,000	104,691
Cash flows from financing activities:
Sale of common Stock	-	500
Increase loans from officers	122,254	54,377
	122,254	54,877
Decrease in cash	734	(531,100)
Cash at beginning of period	712	555,987
Cash at end of period	$1,446	$24,887

See notes to the financial statements.

Superior Oil & Gas Co.
Statements of Cash Flows
(unaudited)

	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities

Common stock issued for undeveloped wells	$-	$71,901
Services performed on Well for reduction of subscription receivable	$-	$63,584
Decreases in Advances	$-	$48,600
Accounts payable related to capital expenditures	$-	$425,440

See notes to the financial statements.

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Superior Oil and Gas Co., (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

New Accounting Pronouncements

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

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

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 3:  STOCK TRANSACTIONS

On July 11, 2009, the Company issued the 12 million common shares of stock to nine persons for services rendered. The value was $0.06 per share or a total of $720,000.

On July 11, 2009, the Company issued 16 million common shares of stock to two persons for a special settlement arising from the loss of their investment in some failed oil and gas wells.  The value was $0.06 per share or a total of $960,000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

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

Results of Operations – First Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

We had oil and gas revenue of $15,837 and $21,372 respectively for our interest in five oil and gas wells for the three and six months ended September 30, 2009 compared to $57,563 and $78,985 revenue in the same periods in 2008.

Late in 2006 we drilled two oil and gas wells which were initially completed in 2007.  The neutron log on the Windy Vista #1 well in Garfield County, Oklahoma indicated numerous formations which may contain oil or natural gas.  Initial completion attempts on the Wilcox Formation were not commercially successful, we believe, due to a poor cement job.  We have now completed the well in the Mississippi zone. That well was lost due to a legal judgment in the third quarter of 2009.

Initial completion attempts in the Wilcox Formation on the Lonesome River #1 well in Blaine County, Oklahoma indicated substantial amounts of water.  The well has now been completed in the Viola  zone.  The company also fractured the Hunton and Mississippi zones to enhance production on this well.  We have only been able to get minimal production from this well and it has been shut in and the lease lost due to non production.

We drilled the Chickie #1 and Gayla #1 wells in Logan County Oklahoma in late 2007 and early 2008.  In addition we did a recompletion on the Lindsey on the same lease during that time frame.  Due to completion problems on the wells we have only been able to get minimal production on the wells.

The revenue of $57,563 and $78,985 respectively in the three and nine month periods in 2008 was from our working interest from sporadic production in these wells while we were attempting their completion.  $244 and $998 respectively of the revenue in the three and nine months ended September 30, 2009 is from minimal gas that was produced in the Windy Vista well after it was shut in.  The balance of $15,593 and $20,374 respectively in the three and nine months ended September 30, 2009 was from oil sold from the Chickie, Gayla and Lindsey wells.

Lease operating expenses for the three and nine months ended September 30, 2009 were $10,149 and $15,251 respectively compared to $13,680 and $18,485 respectively for the same periods in 2008.  We had more wells in 2008 than in 2009.

Exploration costs for the three and nine months ended September 30, 2009 were $0. The cost of $57,200 for the nine month period in 2008 were costs associated with geological and engineering analysis on properties the company has not acquired.

Impairment expense in the three and nine months periods ended September 30, 2009 was for leases which have expired in the during the periods.  The acreage contained 1,316 total acres of which the Company owned a 50% interest or 658 net acres.

General and administrative expenses were $1,734,713 and $1,882,745 respectively for the three and nine months ended September 30, 2009 compared to $201,221 and $939,441 respectively for the same periods in 2008, an increase of $1,533,492 and $943,304 respectively in 2009 from the same three and nine month periods in 2008.  The major components of the increase in expenses for the three month period ended September 30, 2009 as compared to the same period in 2008 are due primarily to increases in payroll expenses, $468,000; professional fees, $229,000; and a special settlement of $960,000 offset by decreases in office expenses, $18,000; contract labor of $79,000; insurance expense, $14,000 and new project analysis, $13,000.  The major components of the increase in expenses for the nine month period ended September 30, 2009 as compared to the same period in 2008 are due primarily to increases in payroll expenses, $468,000; professional fees, $170,000; and a special settlement, $960,000 offset by decreases in office expenses of $150,000; contract labor $81,000; new project analysis, $67,000; travel expenses, $99,000; financial consulting, $147,000; vested option cost, $94,000; and maintenance costs, $17,000.

The decreases in expenses are due to a lower level of activity in the company in 2009 as compared to 2008.  The increases in professional fees and payroll expenses are mostly attributable to 12 million shares of stock issued to certain employees and professionals the company needs to retain in order to continue operations but did not have the funds to compensate with cash.  The $960,000 special settlement is a payment to a large investor in the wells drilled over the past two years in an attempt to appease it for the loss it incurred.  This payment was made through the issuance of 16 million shares of common stock.

Depreciation and amortization expense was $16,235 and $48,814 respectively for the three and nine month periods ended September 30, 2009 compared to $7,500 and $20,154 respectively for the same periods in 2008.  The increase was for depreciation on equipment and amortization of leasehold improvements.  The company moved into new office space in 2008 and had depreciation for the full period in 2009.

Gain on the sale of scrap equipment of $23,000 and $23,000 respectively for the three and nine month periods ended September 30, 2009 compared to no such income in the same periods in 2008 was from the sale of some scrap equipment at one of the wells.

Other income of $0 and $54,928 respectively for the three and nine month periods ended September 30, 2009 compared to no such income in the same periods in 2008.  In the second quarter of 2009 the company negotiated with three of its creditors who had liens on property to settle the amount owed for $54,928 less than the total amount due.  The company plans to negotiate the remainder of its accounts payable if funds can be raised for the settlements.

Net Income (Loss)

We suffered a net loss of $1,789,174 and $2,121,193 respectively for the three and nine months ended September 30, 2009 as compared to $173,280 and $981,621 respectively for the same three and nine month periods in 2008, an increase in losses of $1,615,894 and $1,139,592 respectively for the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  The increase in net loss in the three months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $38,195; increase in impairment expense, $58,472; increase in general and administrative costs, $1,533,492; increase in depreciation, $8,735; and an increase in gain on sale of scrap equipment of $23,000.  The increase in net loss in the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $54,379; decrease in exploration cost, $57,200; increase in impairment expense, $248,357; increase in general and administrative costs, $943,304; increase in depreciation, $28,660; increase in gain on sale of scrap equipment, $23,000; and an increase in other income of $54,928.

We financed our loss of $2,121,193 for the nine months ended September 30, 2009 primarily with a decrease in cash of $733; a decrease in accounts receivable, $58,450; depreciation and amortization expense, $48,814; impairment expense, $248,357; common stock issued for services, $1,680,000; increase in accrued expenses, $38,575; loans from shareholders, $122,252; and an increase in debtor judgment payable, $25,326.  These sources of funds were offset by reductions of accounts payable of $99,849.

There were no material changes in financial condition during the nine months ended September 30, 2009.

Material changes in results of operations.  The results of operations obtained during the first nine months of 2009 differ markedly from those of the first nine months of 2008.  The 2009 results reflect the results of our not drilling any wells as contrasted with our having drilled exploratory wells during the first six months of 2008.  Also, our general and administrative costs increased by $943,304 from $939,441 in the nine months ended September 30, 2008 to $1,882,745 in the nine months ended September 30, 2009, such increases being primarily attributable to increases in payroll, 468,000; professional fees, $170,000; special settlement, $960,000; offset by decreases in financial consulting of $147,000; new project analysis, $67,000; vested option cost, $94,000; office expenses, $150,000; maintenance costs, $17,000; contract labor, $81,000 and travel, $99,000.  We also had an impairment of our unproved property of $248,357 for the loss leases on which we had not drilled.

Item 4.           Controls and Procedures

Evaluation of disclosure controls and procedures.

As of September 30, 2009, under the direction of our Chief Executive Officer who is also our Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2009 and concluded that our disclosure controls and procedures were ineffective as of September 30, 2009 due to a material weakness because of the lack of segregation of duties. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Executive Officer.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3.         LEGAL PROCEEDINGS.

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of  Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of September 30, 2009, the amount of the judgment including interest was $665,704.

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

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at September 30, 2009.

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

Julie Warren, et al. v. Superior Oil and Gas Co., et al., District Court, Garfield County, Case No. CJ-2008-325 wherein the plaintiffs have sued the company for trespassing in connection with laying a saltwater disposal line across their property in the completion of the Windy Vista well.  They obtained a judgment against the company for $118,000 plus costs and attorney’s fees.  Subsequent to December 31, 2008 this judgment has been settled for $65,000.  The amount of the settlement is included in accounts payable on the balance sheet at September 30, 2009.

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

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at September 30, 2009.

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

Item 2.           Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-Q for period ended June 30, 2009), we have sold, in transactions exempt from registration pursuant to Regulation D, Rule 506, the following securities to the following persons.  All sales were made to accredited investors with preexisting relationships with our company.

Date	Purchaser	No. of shares	Value	Consideration Paid for Shares
8-11-09	Sam Guttman	10,000,000	$0.06	Special Settlement
8-11-09	Marilyn C. Kenan, Trustee	6,000,000	$0.06	Special Settlement
9-11-09	Daniel Lloyd, Jr.	5,500,000	$0.06	Payroll
9-11-09	Douglas A. Newman	1,500,000	$0.06	Accounting Services
9-11-09	Gayla McCoy	1,500,000	$0.06	Payroll
9-11-09	Marilyn C. Kenan, Trustee	1,500,000	$0.06	Legal Services
9-11-09	Theodore Allen	500,000	$0.06	Payroll
9-11-09	Bill J. Sparks	300,000	$0.06	Payroll
9-11-09	Masterline Group	800,000	$0.06	Financial consulting
9-11-09	James C. Morrison, Jr.	300,000	$0.06	Financial Consulting
9-11-09	Garth Finley	100,000	$0.06	Consulting

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**
10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**
10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***
10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***
10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++
16	Letter on Change in Certifying Accountant	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Superior Oil and Gas Co.

Date: November 16, 2009	By	/s/ B.J. Sparks
B.J. Sparks, President