Form 10-K
period 2009-12-31
SUPERIOR OIL & GAS CO
filed 2010-04-09
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

State issuer’s revenues for its most recent fiscal year:  $35,481

State the aggregate market value of the 42,984,082 voting and non-voting common equity held by non-affiliates computed by reference to the $0.048 average bid and asked price of such common equity, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter:  $2,063,236

As of April 9, 2010 there were 195,234,082 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

TABLE OF CONTENTS

ii

	PART III

Item 10	Directors, Executive Officers, Promoters and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	39
	Code of Ethics	41
	Corporate Governance	41
	Compliance with Section 16(a) of the Exchange Act	42

Item 11	Executive Compensation	42
	Equity Compensation Plans	44

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13	Certain Relationships and Related Transactions and Director Independence	44

Item 14	Principal Accountant Fees and Services	45

	PART IV

Item 15	Exhibits	46

Signatures		48

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

 We currently own a one-half interest in leases with 240 (120 acres net) undeveloped acres in Oklahoma and Texas and are negotiating for leases in other states in addition to where we are currently operating.  In 2006 we drilled two wells.  We produced minimal amounts of oil and gas from those wells in 2007 and 2008.  One of the wells was lost in 2009 due to lack of production and the other was lost due to a judgement which was placed on the well and not satisfied.  We started drilling a third well at the end of 2007, which was completed in 2008, and a fourth well in January 2009.  We also did a recompletion on another well in 2008.  The three wells drilled or recompleted in 2008 were productive for part of 2008 and 2009 but have been shut-in from time to time due to cash flow problems of the company.

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

Major Customers

We principally sell our oil and natural gas production to marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For the fiscal year 2009, we had multiple purchasers for both our oil and natural gas production. However, we believe that the loss of any of these oil and gas purchasers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

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

Employees

We have one full-time and no part-time employees.

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

ITEM 2.            PROPERTIES.

We occupy 3,000 square feet of office space at 844 South Walbaum Road, Calumet, Oklahoma 73014.  The owner of the property is the secretary of the company.  We are in the process of negotiating a lease with the individual.  We currently pay $2,000 per month on a month-to-month lease.

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

Productive Wells and Acreage

We own an oil and gas lease in Oklahoma on which there are producing oil and gas wells in which we have working interest partners.  Our aggregate interest is set forth below.

	Completed Producing Wells		Non-Productive Wells
County	Gross Wells	Net Wells	Gross Wells	Net Wells

Logan
Oil & Gas	3	1.50

The company has had cash flow problems and been forced to shut-in the wells from time to time.  All of the wells have minimal commercial production.

	Developed Acreage In Non-Producing Wells

County	Gross Acreage	Net Acreage

Logan:
Oil and Gas	240	120

TOTAL	240	120

Undeveloped Oil and Gas Leases -  none

Drilling Activity

We began drilling on two wells in 2006 and completed them in 2008.  One of the wells had mechanical problems after a short period of production and we lost the lease due to non production.  The other well was lost in a judgement action due to non-payment of some costs of its development.  We also began drilling two wells in Logan County, Oklahoma at the end of 2007 which were completed in early 2008.  In addition, we purchased an existing stripper well in Logan County that is adjacent to our other wells described herein for purposes of recompleting it on zones not completed when it was earlier drilled.  We have had minimal production from these wells in 2008 and 2009 and they have been shut-in from time to time due to capital restraints. We are attempting to raise additional capital both for the operations as they currently exist and to enhance the production we have had.

Present Activity

We plan to continue drilling wells on this lease and acquire additional leases to drill wells as funds become available.  In addition we are looking to buy existing wells on which production can be enhanced by infield drilling and work-over projects.

Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or natural gas in the near future under existing contracts or agreements.  Further, during the last three years we had no significant delivery commitments.

ITEM 3.            LEGAL PROCEEDINGS.

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of  Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of December 31, 2009, the amount of the judgment including interest was $682,588.

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

Brooks Investments, LLC, et al. v. Blue Quail Resources, Inc., et al., Case No. CJ-2006-595, District Court of Canadian County, State of Oklahoma wherein Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy are named as co-defendants.  Plaintiffs have alleged that Blue Quail Resources, Inc. committed securities fraud when it sold interests in the Lonesome River #1 oil and gas project and are seeking rescission of their contract and actual and punitive damages against Blue Quail and the other co-defendants.  The primary plaintiff, an attorney, has testified that no one from Superior Oil and Gas Company nor Dan Lloyd nor Gayla McCoy ever made any representations to him regarding the Lonesome River #1 oil and gas project.  Furthermore, it has been admitted by the plaintiffs that neither Superior Oil and Gas Company, Daniel Lloyd or Gayla McCoy have ever had a contractual relationship with any of the plaintiffs and that the only reason they have been named as defendants was on the basis of their attorney’s advice.  That attorney has now been terminated from further representation and a Motion for Summary Judgment is now pending before the Court which Superior anticipate will result in a dismissal as to Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy.

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at December 31, 2009.

Julie Warren, et al. v. Superior Oil and Gas Co., et al., District Court, Garfield County, Case No. CJ-2008-325 wherein the plaintiffs have sued the company for trespassing in connection with laying a saltwater disposal line across their property in the completion of the Windy Vista well. They obtained a judgment against the company for $118,000 plus costs and attorney’s fees. During the year ended December 2009, the original judgment was overturned and has been settled for $65,000. The amount of the settlement is included in accounts payable on the balance sheet at December 31, 2009.

Midwest Mortgage Brokers and Paul Gee v. Hershey S. Baum, et al., Case No. CJ-2004-7796, District Court of Tulsa County, State of Oklahoma  wherein Superior Oil and Gas Company is a named co-defendant involves a loan that was made by Paul Gee and Midwest Mortgage Brokers and Paul Gee to Hershey S. Baum and others for which Superior Oil and Gas purportedly agreed to repurchase 100,000 shares of stock from plaintiffs as part of the consideration for making the loan.  The court granted summary judgment against Superior Oil and Gas Company in the amount of $286,448.39 on April 23, 2008 and Superior has filed an appeal from this judgment with the Oklahoma Supreme Court.   Superior has recorded $286,448.39 in accounts payable at balance sheet date to cover the cost of this judgment.

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

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at December 31, 2009.

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

PART II

ITEM5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the stock symbol “SIOR.”  The following sets forth the range of high and low bid information for the stock for the last two fiscal years as reported by the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
2008:
1st Qtr	0.30	0.11
2nd Qtr	0.42	0.11
3rd Qtr	0.23	0.09
4th Qtr	0.20	0.03

2009:
1st Qtr	0.075	0.013
2nd Qtr	0.06	0.013
3rd Qtr	0.06	0.013
4th Qtr	0.034	0.013

Holders

As of April 9, 2010 there were approximately 185 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities.

During August and November, 2009, the registrant sold 27,500,000 shares of its common stock to 11 accredited investors in exchange for services rendered to the company.  The sales were made pursuant to the provisions of Rule 506 of Regulation D.  All of the investors were well-acquainted with the operations of the company and were shareholders of many years.

There were no repurchases of our securities made by us or any affiliated purchasers in the fourth quarter of our last fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2009 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

Such expressions of expectation are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those expressed in any forward-looking statement.

We had oil and gas revenue for our interest in three oil and gas wells totaling $35,481 for the year ended December 31, 2009 compared $98,028 revenue from five oil and gas wells in the same period of 2008.

Late in 2006 we drilled two oil and gas wells which were initially completed in 2007.  The neutron log on the Windy Vista #1 well in Garfield County, Oklahoma indicated numerous formations which may contain oil or natural gas.  Initial completion attempts on the Wilcox Formation were not commercially successful, we believe, due to a poor cement job.  We have later completed the well in the Mississippi zone.

Initial completion attempts in the Wilcox Formation on the Lonesome River #1 well in Blaine County, Oklahoma indicated substantial amounts of water.  The well was completed in the Viola zone.  The company also fractured the Hunton and Mississippi zones to enhance production on this well.  We were able to get minimal production from this well.

The revenue in 2008 was from our working interest from sporadic production in these two wells while we were attempting their completion.

The Windy Vista well was lost in 2009 to a judgement creditor due to unpaid bills on the wells development.  The Lonesome River well was lost due to non production.

In December of 2007 we began drilling on the Chickie #1 well in Logan County, Oklahoma which we completed in 2008.  In 2008 we also drilled the Gayla #1 well in Logan County, Oklahoma and did a recompletion on the Lindsey #1 well in Logan County, Oklahoma which was on the lease that we acquired in Logan County.

Through December 31, 2008 we had spent $7,128,800 on these wells.  Investors had put up $6,754,813 through December 31, 2008 for working interests - 63% of the Windy Vista #1 well, 56% of the Lonesome River #1 well and 50% of the Chickie #1, Gayla #1 and Lindsey #1 wells.  This amount includes $932,997 which was invested for working interests by two parties in 2006 and their interests were returned to us in a court action in 2007 in which we were allowed to keep the amount invested.

Lease operating expenses in 2009 were $21,553 compared to $8,618 in 2008.  These are our share of cost of operations for the wells when they were in operation.  We were forced to pay some expenses on the Windy Vista well which could not be passed on to our working interest partners due to the loss of the well in a judgement action.

Impairment of assets in 2009 was $220,801 compared to $946,603 in 2008.  All of this cost was due to leases which expired due to the fact that we could not get financing to drill wells on them.

Exploration costs are costs associated with geological and engineering in projects we did not go forward with.  We did not have any of these expenses in 2009.

General and Administrative expenses were $1,955,102 for the year ended December 31, 2009 compared to $1,230,721 for the 2008 period, an increase of $724,381.  The increase was primarily due to increases of approximately $468,000 in stock based compensation to employees, $55,000 professional fees and $960,000 in settlement costs.  These increases were partially offset by a decrease in general office expenses of approximately $108,000, travel expenses, $109,000, occupancy expense, $24,000, option expense, $116,000, advertising and promotion, $27,000, financial consulting, $234,000, and new project development of $68,000.  The increase in payroll costs was mostly stock compensation payment to three key individuals totaling $468,000.  The increase in professional fees was mostly due to value of stock issued to a professional to keep providing services when the company was not able to pay his fees.  The settlement cost was the value of stock issued to a major investor in the wells drilled in an attempt to keep him from taking action against the company.  All of the stock issued as compensation was valued at $0.06 per share, the stock value on the date of issue. The decrease in general office expenses was due to lower operating costs due to the much lower volume of activity in 2009 as compared to 2008.  The travel costs were much higher in 2008 than 2009 mostly because of travel costs associated with the death of our CEO while he was in New York on business in 2008.  Occupancy costs decreased in 2009 from 2008 due to the fact that there were some initial costs in moving into our new offices in 2008 which were not repeated in 2009.  There were no options issued or vested in 2009, while in 2008 options vested with a value of $26,812 and an option valued at $90,000 was issued to our new president.  Advertising and promotion decreased because the cost of website development incurred in 2008 was not repeated in 2009.  The financial consulting decreased in 2009 from 2008 due to the fact that consultants were not hired to help design a plan for raising capital.  We also did not have any costs associated with analyzing new projects in 2009 which we did have in 2008.

Legal Settlement is from summary judgment in the amount of $286,448 that was entered against the company in regards to Midwest Mortgage Brokers and Paul Gee v. Hershey S. Baum, et al., Case No. CJ-2004-7796, District Court of Tulsa County, State of Oklahoma  wherein Superior Oil and Gas Company is a named co-defendant involves a loan that was made by Paul Gee and Midwest Mortgage Brokers and Paul Gee to Hershey S. Baum and others for which Superior Oil and Gas purportedly agreed to repurchase 100,000 shares of stock from plaintiffs as part of the consideration for making the loan. There was no such cost in 2008.

Depreciation and amortization is from amortization expense on leasehold improvements over a 10-year life and depreciation on furniture and fixtures of over a 7-year life.  The expenses were $55,705 for amortization and $9,673 for depreciation in 2009 as compared to $27,852 and $7,565, respectively, in 2008.  The increases of $27,852 and $2,108 are because the assets were in service for the entire year in 2009 while they were in service for only a partial year in 2008.

Gain from sale of scrap equipment is from the sale of some scrap equipment on one of the wells.

Other income is the gain from the settlement of some of the company’s accounts payable for less than what was owed.

Net Income (Loss)

We suffered a net loss of $2,494,230 in FY 2009 and a net loss of $2,214,299 in FY 2008.  The decrease in net loss is attributable primarily to a gross profit gain of $13,928 in FY 2009 compared to a gross profit gain $89,410 in FY 2008, or a decrease in gross profit of $75,482.

We  had an increase in general and administrative expenses of $724,381, an increase in depreciation and amortization expense of $29,961.  We also had decrease in impairment costs of $725,802, exploration costs of $57,200, gain from sale of scrap equipment of $23,000 and other income of $30,341.  In addition, we incurred legal expenses in relation to summary judgment against the company in the amount of $286,448. All of this amounted to our loss being $279,931 more in 2009 than in 2008.

We financed our FY 2009 loss of $2,494,230 primarily with stock-based compensation of  $740,000, stock-based dispute settlement of $960,000, depreciation expense of $65,378, impairment expense of $220,801, a decrease in accounts receivable of $77,472, an increase in debtor judgment payable of $33,768, an increase in accrued expenses of $53,975, borrowings from shareholders of $113,215, an increase in accounts payable of $259,468, and offset by a gain on the settlement of accounts payable of $30,341, which resulted in a decrease in cash of $494.

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
Yukon, Oklahoma

We have audited the accompanying balance sheets of Superior Oil & Gas Co. as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in stockholders’ deficits for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Oil & Gas Co. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malonebailey.com
Houston, Texas

April 9, 2010

Superior Oil and Gas Co.
Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$218	$712
Accounts receivable	1,616	79,088

Total Current Assets	1,834	79,800

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved property	189,581	437,938
	301,181	549,538
Other property and equipment
Leasehold improvements	553,170	557,041
Furniture and fixtures	67,714	67,714
	620,884	624,755
Less accumulated depreciation and amortization	(100,795)	(35,417)
	520,089	589,338

Total Property and Equipment	821,270	1,138,876

Total Assets	$823,104	$1,218,676

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,438,156	$1,240,456
Accrued salaries	323,975	270,000
Debtor judgment payable	682,588	648,820
Advances from shareholders	293,528	180,313
Total Liabilities	2,738,247	2,339,589

Shareholders' Deficit
Common stock, $0.001 par value per share 200,000,000 shares authorized, 56,234,082 outstanding at December 31, 2009 and 27,258,082 at December 31, 2008	56,235	27,259
Additional paid-in capital	6,485,226	4,814,202
Accumulated deficit	(8,456,604)	(5,962,374)

Total Shareholders' Deficit	(1,915,143)	(1,120,913)

Total Liabilities and Shareholders' Deficit	$823,104	$1,218,676

See notes to the financial statements.

The accompanying notes are an integral part of these financial statements

Superior Oil & Gas Co.
Statement of Operations
For the Years Ended
December 31, 2009 and 2008

	2009	2008

Revenue
Oil	$29,551	$67,564
Gas	5,930	30,464
Total Revenue	35,481	98,028

Operating Expenses:
Lease operating expenses	21,553	8,618
Impairment of assets	220,801	946,603
Exploration costs	-	57,200
General and administrative	1,955,102	1,230,721
Judgment interest	33,770	33,768
Depreciation and amortization	65,378	35,417
Gain on the sale of scrap equipment	(23,000)	-
	2,273,604	2,312,327

Loss from operations	(2,238,123)	(2,214,299)

Loss on legal settlement	(286,448)	-
Gain on settlement of liabilities	30,341	-

Loss before income taxes	(2,494,230)	(2,214,299)

Income tax expense (benefit)	-	-

Net loss	$(2,494,230)	$(2,214,299)

Loss per Share:
Weighted average shares outstanding	39,820,499	26,488,203
Loss per share	$(0.06)	$(0.08)

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statement of Changes in Stockholders' Deficits
For the Years Ended
December 31, 2009 and 2008

	Common		Additional
	Shares	Common	Paid-In	Subscription	Accumulated
	Outstanding	Stock	Capital	Receivable	Deficit	Totals

Balance December 31, 2007	25,315,214	$25,316	$4,493,314	$(63,584)	$(3,748,075)	$706,971

Common stock issued:
For cash	2,500	3	497	-	-	500
For services	1,200,000	1,200	163,800	-	-	165,000
For capital services	265,038	265	37,291	-	-	37,556
For settlement of accounts payable	475,330	475	66,071	-	-	66,546
Leases purchased for subscriptions receivable	-	-	(63,584)	63,584	-	-
Stock based compensation	-	-	116,813	-	-	116,813
Net loss for the year					(2,214,299)	(2,214,299)

Balance December 31, 2008	27,258,082	$27,259	$4,814,202	$-	$(5,962,374)	$(1,120,913)

Common stock issued:
Stock based compensation	13,000,000	13,000	727,000	-	-	740,000
For settlement of dispute	16,000,000	16,000	944,000	-	-	960,000
Cancelled shares	(24,000)	(24)	24	-	-	-
Net loss for the year					(2,494,230)	(2,494,230)

Balance December 31, 2009	56,234,082	$56,235	$6,485,226	$-	$(8,456,604)	$(1,915,143)

The accompanying notes are an integral part of these financial statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Years Ended
December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:

Net loss	$(2,494,230)	$(2,214,299)

Adjustment to reconcile net loss to net cash provided by (used by operating activities):

Gain from settlement of accounts payable	$(30,341)	$-
Gain on the sale of scrap equipment	(23,000)	-
Depreciation and amortization	65,378	35,417
Impairment expense	220,801	946,603
Common stock issued for services	740,000	281,812
Common stock issued for settlement	960,000	-
(Increase) decrease in accounts receivable	77,472	(62,570)
Increase (decrease) in accounts payable	259,468	128,795
Increase in accrued salaries	53,975	90,000
Increase in debtor judgment	33,768	33,768

Net cash used in operating activities	(136,709)	(760,474)

Cash flows from investing activities
Sale of scrap equipment	23,000	-
Purchase of oil & gas leases & undeveloped wells	-	(287,705)
Sale of oil & gas leases & undeveloped wells	-	1,000,000
Purchase of furniture & fixtures and leasehold improvements	-	(588,800)

Net cash provided from investing activities	23,000	123,495

Cash flows from financing activities

Net increase in advances from shareholders	113,215	81,204
Sale of common stock	-	500
Net cash provided by financing activities	113,215	81,704

Increase (decrease) in cash	(494)	(555,275)

Cash at beginning of period	712	555,987

Cash at end of period	$218	$712

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for leases	$-	$-

Common stock issued for undeveloped wells	$-	$37,555

Reduction of accounts receivable for leases	$-	$37,381

Common stock issued for accounts payable settlement	$-	$66,546

Deferred drilling cost capitalized to leases	$-	$519,188

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

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided by using the straight-line method over the estimated useful lives. Expenditures for maintenance and repairs are charged to operations when incurred.  Major betterments and renewals that extend the useful life of the related asset are capitalized and depreciated over the asset’s remaining useful life. Depreciation expense recorded in 2009 and 2008 was $65,378 and $35,417 respectively.

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

 Asset Retirement Obligations

In August 2001, the FASB issued ASC 410-20,"Accounting for Asset Retirement Obligations" (ASC 410-20).  ASC 410-20 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic  and  rational  method.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Impairment of unproved oil and gas properties is determined by ASC 932, “Extractive Activities – Oil and Gas” Impairment charges on oil and gas properties in 2009 and 2008 amounted to $220,801 and $946,603 respectively.

Income taxes:

The Company accounts for income taxes based on ASC 740, “Accounting for Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for the future consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits are more likely than not.  The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable, currently or in future years.

The principal temporary differences giving rise for the recognition of deferred tax liabilities and assets are the depreciation of property and equipment and the net operating losses.  The deferred tax assets and liabilities represent the future income tax consequences of those differences.

Net Income (Loss) Per Share:

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements:

In June 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the period ended September 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements.

Note 3 – Income Taxes

As of December 31, 2009 and 2008, the Company had substantial net operating losses.  Net operating losses and book and tax differences are required by generally accepted accounting standards to be recorded.  Book and tax differences are not required to be recorded when the consequences of these differences might not be realized.  The substantial net operating losses will expire over the next 4 to 20 years.  The net operating losses may or may not be realized which will be dependent on future earnings, which are currently uncertain. All deferred tax assets related to the net operating losses carry forward are fully reserved.

Note 4 – Common Stock Transactions

During 2009 and 2008, the Company issued shares for cash, compensation to employees and consultants, and payment for debt.

During 2009, the Company:

Issued 13,000,000 common shares to various individuals for services, and the shares have a fair value of $740,000.

Issued 16,000,000 common shares in settlement of a dispute, the shares have a fair value of $960,000.

During 2008, the Company:

Sold 2,500 common shares for $500 cash.

Issued 1,200,000 common shares to various individuals for services, the shares have a fair value of $165,000.

Issued 265,038 common shares to various individuals for the development of wells.  The shares have a fair value of $37,556.

Issued 475,330 common shares with a fair value of $66,546 for settlement of accounts payable.

Note 7– Related Party Transactions

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures, which also may require their time and attention.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has formulated no policy for the resolutions of such conflicts. An officer of the Company provides the Company’s office facilities at a cost of $2,000 per month.

Through December 31, 2009 our officers have not received compensation for their time and the company has determined the unpaid salaries for time spent through December 31, 2009 and 2008 was $323,975 and 270,000, respectively.

Through December 31, 2009 certain employees have not been reimbursed for company expenses, payment of office supplies, and utilities.  The unpaid balance as of December 31, 2009 and 2008 was $165,323 and $180,313, respectively.  Since these employees are also major shareholders, the amounts have been classified under loans from shareholders on the balance sheet.

During the year ended December 31, 2009 the company received advances from shareholders totalling $128,196.  Though December 31, 2009 there have been no repayments on these advances.

Note 8 –  Going Concern Uncertainties

The accompanying financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the financial statements, the Company has incurred significant operating losses resulting in an accumulated deficit and a working capital deficit. Additionally, the Company, is judgment debtor in a case filed in the Superior Court of Arizona, Maricopa County.  The principal amount of the judgments is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of December 31, 2009, the amount of the judgment, including accrued interest was $682,588.  The judgment will continue to accrue interest in the amount of $8,442 per quarter.  The Company is currently unable to pay the debtor judgment.  Due to recurring losses and the accumulated deficit, there can be no assurance that the Company will be able to continue as a going concern for a reasonable period of time.

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

Note 9 – Stock Option Plan

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

On December 6, 2005 the Company granted eight million share options at $0.10 per share, including two million non-qualified options that are now exercisable.  Additionally six million incentive stock options were granted, of which one million were vested on December 7, 2005, one million vested on January 31, 2006, one million vested January 31, 2007 one million vested January 31, 2008.  During the year, due to the death of the option holder the remaining unvested options were forfeited. The remaining vested shares options expired in June 2009.

Summary of the options for the years ended December 31, 2008 and 2009 are as follows:

			Average
			Remaining
	Number of	Weighted	Contractual	Intrinsic
Options	Options	Average Price	terms in years.	Value

Balance at 12/31/07	8,000,000	$0.10	1.5	$-
Granted	0
Exercised	0
Forfeited	2,000,000
Balance at 12/31/08	6,000,000	$0.10	.5	$-
Granted	0
Exercised	0
Forfeited	6,000,000
Balance at 12/31/09	-	$0.10	0	$-

Note 10 – Warrants

The company sold a fifty percent working interest in the two wells in Blaine and Garfield Counties in Oklahoma for cash in 2007.  The price received for the working interests was $3,000,000.  The company also issued to the buyer six million warrants to purchase its common stock.  Three million of the warrants are exercisable at ten cents ($0.10) per share and three million of the warrants are exercisable at twenty-five cents ($0.25) per share at anytime before November 15, 2009.  Of the $3,000,000 received in the transaction, $1,139,548 was applied to the value of the warrants and credited to paid in capital.  The balance of $1,860,452 was used to offset the cost of the wells.

			Average
			Remaining
	Number of	Weighted	Contractual	Intrinsic
Warrants	Warrants	Average Price	Terms in years.	Value

Balance at 12/31/07	6,000,000	$0.18	1.87	$-
Granted	-
Exercised	-
Balance at 12/31/08	6,000,000	$0.18	0.87	$-
Granted	-
Exercised	-
Forfeited	6,000,000
Balance at 12/31/09	-	$0.18	0	$-

Note 11 – Litigation

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of  Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of December 31, 2009, the amount of the judgment including interest was $682,588.

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

Brooks Investments, LLC, et al. v. Blue Quail Resources, Inc., et al., Case No. CJ-2006-595, District Court of Canadian County, State of Oklahoma wherein Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy are named as co-defendants.  Plaintiffs have alleged that Blue Quail Resources, Inc. committed securities fraud when it sold interests in the Lonesome River #1 oil and gas project and are seeking rescission of their contract and actual and punitive damages against Blue Quail and the other co-defendants.  The primary plaintiff, an attorney, has testified that no one from Superior Oil and Gas Company nor Dan Lloyd nor Gayla McCoy ever made any representations to him regarding the Lonesome River #1 oil and gas project.  Furthermore, it has been admitted by the plaintiffs that neither Superior Oil and Gas Company, Daniel Lloyd or Gayla McCoy have ever had a contractual relationship with any of the plaintiffs and that the only reason they have been named as defendants was on the basis of their attorney’s advice.  That attorney has now been terminated from further representation and a Motion for Summary Judgment is now pending before the Court which Superior anticipate will result in a dismissal as to Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy.

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at December 31, 2009.

Midwest Mortgage Brokers and Paul Gee v. Hershey S. Baum, et al., Case No. CJ-2004-7796, District Court of Tulsa County, State of Oklahoma  wherein Superior Oil and Gas Company is a named co-defendant involves a loan that was made by Paul Gee and Midwest Mortgage Brokers and Paul Gee to Hershey S. Baum and others for which Superior Oil and Gas purportedly agreed to repurchase 100,000 shares of stock from plaintiffs as part of the consideration for making the loan.  The court granted summary judgment against Superior Oil and Gas Company in the amount of $286,448.39 on April 23, 2008 and Superior has filed an appeal from this judgment with the Oklahoma Supreme Court.  Superior has recorded $286,448.39 in accounts payable at balance sheet date to cover the cost of this judgment.

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

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at December 31, 2009.

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

Julie Warren, et al. v. Superior Oil and Gas Co., et al., District Court, Garfield County, Case No. CJ-2008-325 wherein the plaintiffs have sued the company for trespassing in connection with laying a saltwater disposal line across their property in the completion of the Windy Vista well. They obtained a judgment against the company for $118,000 plus costs and attorney’s fees. During the year ended December 2009, the original judgment was overturned and has been settled for $65,000. The amount of the settlement is included in accounts payable on the balance sheet at December 31, 2009.

Note 12 – Lease Commitments

The company does not have any lease commitments.

Note 13 – Subsequent Events

On March 13, 2010, the Company purchased 50% interest in three oil and gas leasehold estates located in Logan County, Oklahoma for 140 million shares of common stock.

In connection with the purchase, the Company plans to amend its articles of incorporation to increase its authorized capital stock to 500 million shares of Common Stock and 100 million shares of Preferred Stock. 10 million shares of the Preferred Stock are to be designated as Class A Voting Convertible Preferred Stock. Each share of the Class A Preferred will have the right to cast 14 votes, the right to be converted into 14 shares of Common Stock and the rights of the Common Stock in all other respects. The 10 million shares of Series A Voting Convertible Preferred Stock will be issued to certain members of the Company’s management and its agents in payment of unpaid services already rendered by such persons to the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years or interim periods prior to December 31, 2009, there were no disagreements between Superior and our principal independent registered public accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of such accountants, would have caused them to make reference to the subject matter of the disagreements in their reports on the financial statements.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

Management’s annual report on internal control over financial reporting.  The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant.  Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission.  All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors.  The directors meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner.  All filings of reports with the Commission are reviewed before filing by all directors.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the company are as follows:

Person	Office	Held Since	Term Expires

Bill Sparks, 80	Director, CEO, CFO	02-97	5-10
Gayla McCoy, 56	Secretary, Treasurer	02-99	5-10
W.R. Lott III, 56	Director	02-97	5-10

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

W.R. Lott III.  From 1992 to the present, Mr. Lott has been and still is the president of Lott Properties, a real estate company in Greenwood, Mississippi.  From 2008 to present, Mr. Lott has been a Vice President of Prime Mortgage, Inc.  From 1992-2007, he was vice president of Coats & Co., Inc., a mortgage company, of Greenwood, Mississippi.

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

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report

Gayla McCoy	0	0	1
Bill Sparks	0	0	1
W.R. Lott III	0	0	0
Thomas Becker	0	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Total

Bill Sparks, President	2009	$0	$0	$0
Daniel H. Lloyd, CEO (deceased) (1)	2008	$30,000	$0	$0

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

Compensation of Directors

The directors of Superior Oil and Gas Co.  and its subsidiaries received the following compensation in 2009 for their services as directors.

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

The table below sets forth, as of March 16, 2010, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

Person	No. of Shares		Percent of Outstanding Shares

Gayla McCoy 844 South Walbaum Road Calumet, OK 73014	4,500,400		8.1%
Bill Sparks P.O. Box 14428 Oklahoma City, OK 73113	1,300,000	(1)	2.4%
W.R. Lott III 107 Fulton Street Greenwood, MS 38935	950,000	(1)	1.7%
Thomas Becker 11108 NW 115 Street Yukon, OK 73099	3,290,407		6.0%
Dan Lloyd, Jr. 844 South Walbaum Road Calumet, OK 73014	5,500,000		10.0%

Officers and Directors as a Group (4 persons)	12,250,000		22.2%

(1)    500,000 of these shares represent shares underlying presently exercisable stock options.

Changes in Control

There are no arrangements which may result in a change in control of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Fiscal Year ended December 31, 2009	$52,600
Fiscal Year ended December 31, 2008	$70,840

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2009	$-0-
Fiscal Year ended December 31, 2008	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended December 31, 2009	$-0-
Fiscal Year ended December 31, 2008	$-0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2009	$-0-
Fiscal Year ended December 31, 2008	$-0-

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

SUPERIOR OIL AND GAS CO.

/s/ Bill Sparks
Date: April 9, 2010	By
Bill Sparks, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bill Sparks
Date: April 9, 2010
Bill Sparks, Chief Executive Officer,
Chief Financial Officer and Director

/s/ Gayla McCoy
Date: April 9, 2010
Gayla McCoy, Secretary-Treasurer

/s/ W.R. Lott III
Date: April 9, 2010
W.R. Lott III, Director

EXHIBIT INDEX

FORM 10-K
For the fiscal year ended December 31, 2009

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