Form 10-Q
period 2010-03-31
SUPERIOR OIL & GAS CO
filed 2010-05-24
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

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

As of May 24, 2010, there were 200,000,000 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PAGE

Item 1. Financial Statements

Balance Sheets March 31, 2010 and December 31, 2009 (Unaudited)	4
Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	5
Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	6
Notes to Financial Statements	8

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$976	$218
Accounts receivable	12,426	1,616

Total Current Assets	13,402	1,834

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Oil and gas leases undeveloped Unproved property	369,371	189,581
	480,971	301,181
Other property and equipment
Leasehold improvements	553,170	553,170
Furniture and fixtures	67,714	67,714
	620,884	620,884
Less accumulated depreciation and amortization	(117,042)	(100,795)
	503,842	520,089

Total Property and Equipment	984,813	821,270

Total Assets	$998,215	$823,104

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,373,002	$1,438,156
Accrued salaries	$323,975	323,975
Accrued interest	$3,021	-
Notes payable	$17,500	-
Debentures payable, net of discount of $148,125	$1,875	-
Debtor judgment payable	$691,030	682,588
Advances from shareholders	$160,057	293,528
Derivative liability	$386,870	-
Total Liabilities	$2,957,330	2,738,247

Shareholders' Deficit
Common stock, $0.001 par value per share 200,000,000 shares authorized, 196,234,082 outstanding at March 31, 2010 and 56,234,082 at December 31, 2009	$196,235	56,235
Additional paid-in capital	$15,445,228	6,485,226
Accumulated deficit	$(17,600,578)	(8,456,604)

Total Shareholders' Deficit	$(1,959,115)	(1,915,143)

Total Liabilities and Shareholders' Deficit	$998,215	$823,104

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

Revenue
Oil	$3,465	$4,781
Gas	4,499	754
Total Revenue	7,964	5,535

Operating Expenses
Lease operating expenses	19,447	3,190
Stock based compensation	9,005,213	-
General and administrative	84,836	72,725
Interest	13,338	8,442
Depreciation and amortization	16,247	16,344
	9,139,081	100,701

Loss from operations	(9,131,117)	(95,166)

Loss on derivative	(236,870)	-
Gain on settlement of liabilities	224,013	-

Loss before income taxes	(9,143,974)	(95,166)

Income taxes	-	-

Net loss	$(9,143,974)	$(95,166)

Basic loss per Share:
Weighted average shares outstanding	168,234,082	25,291,481
Loss per share	$(0.05)	$(0.00)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(9,143,974)	$(95,166)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	16,247	16,344
Gain on settlement	(224,013)	-
Amortization of debt discount	1,875	-
Loss on derivative liability	236,870	-
Stock based compensation	9,005,213	-
Decrease (increase) in accounts receivable	(10,810)	13,126
Increase in accounts payable	98,445	33,715
Increase in accrued salaries	-	18,225
Increase in accrued interest	3,021	-
Increase in debtor judgment payable	8,442	8,442

Net cash used in operating activities	(8,684)	(5,314)

Net cash flows from investing activities:	-	-

Cash flows from financing activities:
Increase in notes payable	17,500	-
Decrease loans from officers	(8,058)	4,836

Net cash flows provided from financing activities	9,442	4,836

Increase in cash	758	(478)

Cash at beginning of period	218	712

Cash at end of period	$976	$234

See Accompanying Notes to Financial Statements

Superior Oil & Gas Co.
Statements of Cash Flows
(unaudited)

	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non Cash Investing and Financing Activities

Common stock issued for undeveloped wells	$94,790	$-
Debenture issued for unproved properties & AP settlement	$150,000	$-

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Superior Oil and Gas Co., (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements. See Note 6, “Fair Value Measurements.”

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The Company is currently assessing the impact, if any, the adoption of ASU 2010-12 will have on the Company’s disclosures, operating results, financial position and cash flows.

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

NOTE 3:  STOCK TRANSACTIONS

On March 13, 2010, the Company issued the 140 million common shares of stock to two shareholders for a partial interest in an oil and gas leases and three marginally producing oil and gas wells. The value was $0.065 per share or a total of $9,100,000.

All but $94,000 was for compensation of the two shareholders for their past investment in the Company. $94,000 was the fair value of the properties purchased based on replacement costs.

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

In order to maintain control of the Company in its present controlling shareholders, the Company  is to amend its articles of incorporation (i) to increase the number of authorized shares of common stock and (ii) to authorize a new class of stock - a Preferred Stock - with a 10 million-share Series A Voting Convertible Preferred Stock, each share of which can cast 14 votes and also be convertible into 14 shares of Common Stock. The Company is expected to issue these 10 million shares to friends of the present management of the Company and thereby achieve a balancing of the voting power of  the two shareholders mentioned above, on the one hand, and Superior's present management (and the controlling shareholder), on the other hand.

In order to maintain a balance in the voting power of the controlling shareholders and the two shareholders, in consideration of the Company’s agreeing to order the issuance of the 140 million shares of common stock to the two shareholders, the two shareholders agree that, until after the 10 million shares of Series A Preferred Stock have been authorized and issued and delivered to the owners of those shares, the two shareholders will only exercise the voting power of its shares consistent with the written instructions of the Company’s management (controlling shareholders).

Due to the above, the issuance of the 140 million shares of common stock to the two shareholders did not result in change of control of the Company.

Subsequent to March 31, 2010, the Company issued 3,765,918 shares of common stock to five persons for services.  The value was $0.03 per share or a total of $112,978.

NOTE 4:  NOTE PAYABLE

The note payable is a promissory note to an unrelated individual due March 31, 2011 with interest at 8% per annum.

NOTE 5:  DEBENTURE PAYABLE AND DERIVATIVE LIABILITY

On March 13, 2010 the company entered into a convertible, 15% debenture to an unrelated individual.  The debenture is due with interest on October 9, 2010 and is convertible into 15 million shares of the Company’s common stock.

As of the date of this report for the three months ended March 31, 2010, we have determined that we currently could potentially have the following shares of common stock issued:

Common shares issued and outstanding	200,000,000
Common shares convertible from debenture	15,000,000

Total Common Shares Outstanding and Accounted For	215,000,000

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

Accordingly, given the fact that the Company currently has 200,000,000 shares of common stock authorized, the Company could exceed its authorized shares of common stock by approximately 15,000,000 shares if the financial instrument described in the table above were exercised or converted into shares of common stock.  As a result, we determined that there is an embedded derivative.

The valuation of our embedded derivatives are determined primarily by the Black-Scholes option pricing model. To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price $0.03, historical stock volatility 339%, risk free interest rate 0.24% and derivative term 0.4 year.

NOTE 6:  FAIR VALUE MEASUREMENT

FASB ASC 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an  asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our derivative liabilities are classified as Level 2.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis March 31, 2010
	Level 1	Level 2	Level 3
Liabilities
Embedded derivatives related to Convertible debentures	$-	$386,870	$-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2010 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

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

Results of Operations – First Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We had oil and gas revenue of $3,465 and $4,499, respectively for our interest in three oil and gas wells for the three months ended March 31, 2010 compared to $4,781 and $754 revenue in the same period in 2009.

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

Initial completion attempts in the Wilcox Formation on the Lonesome River #1 well in Blaine County, Oklahoma indicated substantial amounts of water.  The well has now been completed in the Viola  zone.  The company also fractured the Hunton and Mississippi zones to enhance production on this well.  We have only been able to get minimal production from this well and it has been shut in and the lease lost due to non-production.

We drilled the Chickie #1 and Gayla #1 wells in Logan County, Oklahoma in late 2007 and early 2008.  In addition we did a recompletion on the Lindsey on the same lease during that time frame.  Due to completion problems on the wells we have only been able to get minimal production on the wells.

The revenue of $5,535 in the three months in 2009 was from our working interest from sporadic production in these wells.  They were shut in most of the time due to lack of funds for operations.  The gas revenue of $4,499 for the three months ended March 31, 2010 was from held payments by the gas gatherer for gas produced in 2009. The revenue for oil production for the same period in 2010 was for oil produced in the Logan County wells.  These wells were shut in most of the time due to lack of funds necessary to pay for cost of production.

Lease operating expenses for the three months ended March 31, 2010 were $19,447 compared to $3,190 for the same period in 2009.  Our water hauler billed us for some 2009 invoices in 2010 which should have been billed in the third period of 2009 accounting for the increase over the prior year.

Stock based compensation for the three months ended March 31, 2010 was $9,005,213. This was for the shares issued to compensate two shareholders for their past investment in the Company.

General and administrative expenses were $84,836 for the three months ended March 31, 2010 compared to $72,725 for the same period in 2009, an increase of $12,111 in 2010 from the same period in 2009.  The increase was mostly due to increases in legal and accounting fees in 2010 compared to the same period in 2009.

Interest expense was $13,338 in the three months ended March 31, 2010 compared to $8,442 in the same period in 2009.  The increase of $4,896 was for interest on the $150,000 debenture the company entered into in February of 2010 and also the amortization of debt discount related to $150,000 debenture.

Depreciation and amortization expense was $16,247 for the three months ended March 31, 2010 compared to $16,344 for the same period in 2009.  The depreciable assets of the company did not change materially between the periods.

Gain on settlement issue in 2010 is for the forgiveness of debt by a large shareholder during the period.

Loss on derivative in 2010 is in relation to $150,000 debenture that the company obtained in Q1 2010. The debenture has a conversion feature in which the holder has the right to convert the debenture at $0.01 conversion price. This would result in a $236,870 loss on derivative in 2010.

Net Income (Loss)

We suffered a net loss of $9,143,974 for the three months ended March 31, 2010 as compared to a loss of $95,166 for the same three month period in 2009, an increase in loss of $9,048,808 for the three months ended March 31, 2010 as compared to the same period in 2009.  The increase in net loss in the three months ended March 31, 2010 as compared to the same period in 2009 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $13,828; increase in impairment expense, $9,048,808; increase in general and administrative costs, $12,111; increase in interest expense, $4,986; decrease in depreciation, $97; increase in loss on derivative of $236,870, and an increase in gain on settlement issue of $224,013.

We financed our loss of $9,713,974 for the three months ended March 31, 2010 primarily with depreciation and amortization expense, $16,247; stock based compensation  expense, $9,005,213; increase in accrued expenses, $3,021; notes payable, $17,500; and an increase in debtor judgment payable, $8,442.  These sources of funds were offset by increase in accounts receivable, $10,810; decrease in accounts payable, $155; decrease in loans from officers, $8,058 and an increase in cash of $758.

There were no material changes in financial condition during the three months ended March 31, 2010.

Material changes in results of operations.  The results of operations obtained during the first three months of 2010 differ markedly from those of the first three months of 2009.  The 2010 results reflect stock based compensation expense of $9,005,213, a gain on settlement issue of $224,013, and loss on derivative of $236,870.

Item 4.                   Controls and Procedures

Evaluation of disclosure controls and procedures.

As of March 31, 2010, under the direction of our Chief Executive Officer who is also our Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2010 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2010 due to a material weakness because of the lack of segregation of duties. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Executive Officer.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3.                  LEGAL PROCEEDINGS.

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of  Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of March 31, 2010, the amount of the judgment including interest was $691,030.

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

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at March 31, 2010.

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

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at March 31, 2010.

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

Item 2.                    Unregistered Sales of Equity Securities

Since our last report of sales of unregistered equity securities (Form 10-K for period ended December 31, 2009), we have sold, in transactions exempt from registration pursuant to Regulation D, Rule 506, the following securities to the following persons.  All sales were made to accredited investors with preexisting relationships with our company.

Date	Purchaser	No. of shares	Value	Consideration Paid for Shares

3-29-10	Sam Guttman	39,000,000	$0.03	Asset purchase
3-29-10	Weiss Family Trust	101,000,000	$0.03	Asset purchase
4-14-10	Marilyn C. Kenan, Trustee	816,480	$0.02	Legal Services
4-14-10	Daniel Lloyd, Jr.	816,480	$0.02	Payroll
4-14-10	Douglas A. Newman	816,479	$0.02	Accounting Services
4-14-10	Gayla McCoy	816,479	$0.02	Payroll
4-14-10	Masterline Group	500,000	$0.02	Financial consulting

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**
10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**
10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***
10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***

10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++
16	Letter on Change in Certifying Accountant	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 24, 2010	Superior Oil and Gas Co.

	By	/s/ B.J. Sparks
B.J. Sparks, President