Form 10-Q
period 2010-06-30
SUPERIOR OIL & GAS CO
filed 2010-08-20
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

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

As of August 14, 2010, there were 199,700,000 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Superior Oil and Gas Co.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$32	$218
Accounts receivable	27,222	1,616

Total Current Assets	27,254	1,834

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved property	-	189,581
	111,600	301,181
Other property and equipment
Leasehold improvements	553,170	553,170
Furniture and fixtures	67,714	67,714
	620,884	620,884
Less accumulated depreciation and amortization	(133,290)	(100,795)
	487,594	520,089

Total Property and Equipment	599,194	821,270

Total Assets	$626,448	$823,104

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,415,066	$1,438,156
Accrued salaries	323,975	323,975
Accrued interest	10,068	-
Notes payable	73,500	-
Convertible debenture payable, net of discount of $127,127	22,873	-
Debtor judgment payable	699,472	682,588
Advances from shareholders	159,655	293,528
Derivative liability	247,447	-
Total Liabilities	2,952,056	2,738,247

Shareholders' Deficit
Common stock, $0.001 par value per share
200,000,000 shares authorized, 199,700,000
outstanding at June 30, 2010 and
56,234,082 at December 31, 2009	199,700	56,235
Additional paid-in capital	15,554,734	6,485,226
Accumulated deficit	(18,080,042)	(8,456,604)

Total Shareholders' Deficit	(2,325,608)	(1,915,143)

Total Liabilities and Shareholders' Deficit	$626,448	$823,104

See accompanying notes to the financial statements.

Superior Oil and Gas Co.
Statements of Operations
(unaudited)

	Three		Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue
Oil	$3,991	$-	$7,456	$4,781
Gas	11,296	-	15,795	754
	15,287	-	23,251	5,535

Operating Expenses
Lease operating expenses	19,914	1,912	39,362	5,102
Impairment expense	369,371	189,885	369,371	189,885
Administrative	197,642	75,307	9,287,686	148,032
Interest	36,487	8,442	49,825	16,884
Depreciation and amortization	16,248	16,235	32,495	32,579
	639,662	291,781	9,778,739	392,482

Loss from operations	(624,375)	(291,781)	(9,755,488)	(386,947)

Loss on derivative (gain)	139,423	-	(97,447)	-
Gain on settlement of liabilities	5,484	54,928	229,497	54,928

Loss before income taxes	(479,468)	(236,853)	(9,623,438)	(332,019)

Income taxes	-	-	-	-

Net loss	(479,468)	(236,853)	(9,623,438)	(332,019)

Basis loss per share:
Weighted average shares outstanding	199,420,628	27,234,082	142,145,550	27,234,082
Loss per share	$(0.00)	$(0.01)	$(0.07)	$(0.01)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(9,623,438)	$(332,019)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization of debt discount	22,873
Loss on derivative liability	97,447
Gain from settlement of accounts payable	(229,497)	54,928
Depreciation	32,495	32,579
Impairment	369,371	189,885
Share based compensation	9,118,183	-

Changes in operating assets and liabilities:
Accounts receivable	(25,606)	64,442
Accounts payable	145,994	(179,335)
Accrued expenses	10,068	30,175
Debtor judgment payable	16,884	16,884
Net cash provided by operating activities	(65,226)	(122,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of unproved oil & gas properties	(150,000)	-
Net cash used in investing activities	(150,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officers	(8,460)	121,947
Proceeds from bank loan	223,500	-
Net cash provided by (used in) financing activities	215,040	121,947

NET CHANGE IN CASH FOR THE PERIOD	(186)	(514)
CASH AT BEGINNING OF PERIOD	218	712
CASH AT END OF PERIOD	$32	$198

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-

Non Cash Investing and Financing Activities
Stock issued for oil & gas properties	$94,790	$-

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

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

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

NOTE 3:  STOCK TRANSACTIONS

On March 13, 2010, the Company issued 140 million common shares to two shareholders for compensation for past investment and for a partial interest in an oil and gas leases and three marginally producing oil and gas wells. The value was $0.065 per share or a total of $9,100,000.

All but $94,000 was for compensation of the two shareholders for their past investment in the Company. $94,000 was the fair value of the properties purchased based on replacement costs.

In order to maintain control of the Company in its present controlling shareholders, the Company is to amend its articles of incorporation (i) to increase the number of authorized shares of common stock and (ii) to authorize a new class of stock - a Preferred Stock - with a 10 million-share Series A Voting Convertible Preferred Stock, each share of which can cast 14 votes and also be convertible into 14 shares of Common Stock. The Company is expected to issue these 10 million shares to affiliates of the present management of the Company and thereby achieve a balancing of the voting power of  the two shareholders mentioned above, on the one hand, and Superior's present management (and the controlling shareholder), on the other hand.

In order to maintain a balance in the voting power of the controlling shareholders and the two shareholders, in consideration of the Company’s agreeing to order the issuance of the 140 million shares of common stock to the two shareholders, the two shareholders agree that, until after the 10 million shares of Series A Preferred Stock have been authorized and issued and delivered to the owners of those shares, the two shareholders will only exercise the voting power of its shares consistent with the written instructions of the Company’s management (controlling shareholders).  As a result, the issuance of the 140 million shares of common stock to the two shareholders did not result in change of control of the Company.

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

On April 14, 2010, the Company issued 3,765,918 shares of common stock to five persons for services.  The value was $0.03 per share or a total of $112,977 based on the quoted market price of the common stock on the date of grant.

NOTE 4:  NOTE PAYABLE

The note payable is a promissory note to an unrelated individual due March 31, 2011 with interest at 8% per annum.

NOTE 5:  CONVERTIBLE DEBENTURE PAYABLE AND DERIVATIVE LIABILITY

On March 13, 2010 the company entered into a convertible, 15% debenture to an unrelated individual.  The debenture is due with interest on October 9, 2010 and is convertible into 15 million shares of the Company’s common stock.  At the date of issuance, we did not have 15 million authorized but unissued shares available and thus we could not assert that we had sufficient authorized shares to settle this share-settleable instrument if called upon by the holder.  As a result of this, under ASC 815-25, the embedded conversion option should be classified as a derivative liability at its fair value.

As at the six months ended June 30, 2010, we noted the following issued and outstanding shares and share-settleable instruments:

Common shares issued and outstanding	199,700,000
Common shares convertible from debenture	15,000,000

Total	214,700,000

Accordingly, at June 30, 2010 we still could not assert that we had sufficient authorized shares to share-settle any conversion of the convertible debenture.  As a result, the embedded conversion option should continue to be classified as a derivative liability and measured at fair value.

The valuation of our embedded derivative is determined using the Black-Scholes option pricing model. To determine the fair value of our derivatives, management evaluates assumptions regarding the probability of certain future events. Certain factors used to determine fair value include our period end stock price $0.02, historical stock volatility 338%, risk free interest rate 0.18% and derivative term 0.2 year.

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

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

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

The following table provides a summary of the fair value of our derivative liabilities measured on a recurring basis:

	Fair value measurements on a recurring basis March 31, 2010
	Level 1	Level 2	Level 3
Liabilities
Embedded derivatives related to Convertible debentures	$-	$247,447	$-

NOTE 7:  IMPAIRMENT OF UNPROVED PROPERTIES

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Impairment of unproved oil and gas properties is determined by ASC 932, “Extractive Activities – Oil and Gas” Impairment charges on oil and gas properties in 2010 and 2009 amounted to $369,371 and $189,885, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2010 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

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

Results of Operations – First Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009

We had oil and gas revenue of $15,287 and $23,251 respectively  for our interest in three oil and gas wells for the three and six months ended June 30, 2010 compared to $0 and $5,535 revenue for our interest in five oil and gas wells for the same periods in 2009.  All of our wells were shut-in late in 2008 due to working capital problems resulting in the much lower revenues in the 2009 periods than in the 2010 periods.

Late in 2006 we drilled two oil and gas wells which were initially completed in 2007.  The neutron log on the Windy Vista #1 well in Garfield County, Oklahoma indicated numerous formations which may contain oil or natural gas.  Initial completion attempts on the Wilcox Formation were not commercially successful, we believe, due to a poor cement job.  We have now completed the well in the Mississippi zone. That well was lost due to a legal judgment in the third quarter of 2009.  The company was able to get 25% of this well back in a settlement with the owners.

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

The revenue of $5,535 in the six months in 2009 was from our working interest from sporadic production in these wells.  They were shut in most of the time due to lack of funds for operations.  The revenue for oil production for the periods in 2010 was for oil produced in the Logan County wells.  These wells were shut in most of the time in the first quarter of 2010 due to lack of funds necessary to pay for cost of production.

Lease operating expenses for the three and six months ended June 30, 2010 were $19,914 and $39,362 respectively compared to $1,912 and $5,102 respectively for the same periods in 2009.  Most of the expenditures in 2010 were for workover costs in trying to get the wells producing again.

Impairment expense in the three and six months periods ended June 30, 2010 was $369,371 and for the three and six months period ended June 30, 2009 the expense was $189,885 relating to three leases which expired in the second quarter of 2009.  The acreage contained 316 total acres of which the Company owned a 50% interest or 158 net acres.

General and administrative expenses were $197,642 and $9,287,686 respectively for the three and six months ended June 30, 2010 compared to $75,307 and $148,032 respectively for the same periods in 2009, an increase of $122,335 and $9,139,654 from the same three and six month periods in 2009.  The increases were mostly due to increases in share based compensation of $9,005,213 and increased legal and accounting fees in 2010 compared to the same periods in 2009.

Interest expense was $36,487 and $49,825 respectively for in the three and six months ended June 30, 2010 compared to $8,442 and $16,584 in the same periods in 2009.  The increases were for interest on the $206,000 debentures the company entered into in 2010 and to the amortization of debt discount related to the debentures.

Depreciation and amortization expense was $16,248 and $32,495 respectively for the three and six month periods ended June 30, 2010 compared to $16,235 and $32,579 respectively for the same periods in 2009.  The increase was for depreciation on equipment and amortization of leasehold improvements.

Loss on derivative in 2010 is in relation to $150,000 debentures that the company obtained in 2010.  The debenture has a conversion feature in which the holder has the right to convert the debenture at $0.01 conversion price. This would result in a $97,447 loss for the six months ended June 30, 2010 and a gain of $139,423 for the three months ended June 30, 2010.

Gain on settlement of liabilities in 2010 is for the forgiveness of debt by a large shareholder during the period.  In 2009 the company negotiated with three of its creditors who had liens on property to settle the amount owed for $54,928 less than the total amount due which reflects this income.  The company plans to negotiate the remainder of its accounts payable if funds can be raised for the settlements.

Net Income (Loss)

We suffered a net loss of $479,468 and $9,623,438 respectively for the three and six months ended June 30, 2010 as compared to $236,853 and $332,019 respectively for the same three and six month periods in ended in 2009, an increase in losses of $242,615 and $9,291,419 respectively for the three and six months ended June 30, 2010 as compared to the same periods in 2009.  The increase in net loss in the three months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $2,715; increase in general and administrative costs, $9,139,654; increase in interest expense, $28,045; increase in depreciation, $13; a decrease in settlement of liabilities of $49,444; gain from derivatives of $139,423; and increase in impairment expense of $179,486.  The decrease in net loss in the six months ended June 30, 2010 as compared to the same period in 2009 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $16,544; increase in general and administrative costs, $9,139,654; increase in interest expense, $32,941; increase in loss on derivative, $97,447; and an increase in impairment expense of $179,486.  All of this was offset by a decrease in depreciation expense of $84 and a decrease in settlement of liabilities of $174,569.

We financed our loss of $9,623,438 for the six months ended June 30, 2010 primarily with a decrease in cash, $186; depreciation and amortization expense, $32,495; stock based compensation  expense, $9,118,183; increase in impairment of $369,371; increase in accounts payable, $41,910; increase in accrued expenses, $10,068; notes payable, $73,500; and an increase in debtor judgment payable, $16,884.  These sources of funds were offset by increase in the gain in settlement from accounts payable of $125,413, decrease in accounts receivable, $25,606; and a decrease in loans from officers, $8,460.

There were no material changes in financial condition during the six months ended June 30, 2010.

Material changes in results of operations.  The results of operations obtained during the first six  months of 2010 differ markedly from those of the first six months of 2009.  The 2010 results reflect share based compensation expense of $9,005,206, a loss on impairment of $369,371, a gain on settlement issue of $229,497, and loss on derivative of $97,447.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of June 30, 2010, under the direction of our Chief Executive Officer who is also our Chief Financial Officer, we evaluated our disclosure controls and procedures as of June 30, 2010 and concluded that our disclosure controls and procedures were ineffective as of June 30, 2010 due to a material weakness because of the lack of segregation of duties. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Executive Officer.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3.	LEGAL PROCEEDINGS.

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of  Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of June 30, 2010, the amount of the judgment including interest was $691,030.

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

Brooks Investments, LLC, et al. v. Blue Quail Resources, Inc., et al., Case No. CJ-2006-595, District Court of Canadian County, State of Oklahoma wherein Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy are named as co-defendants.  Plaintiffs have alleged that Blue Quail Resources, Inc. committed securities fraud when it sold interests in the Lonesome River #1 oil and gas project and are seeking rescission of their contract and actual and punitive damages against Blue Quail and the other co-defendants.  The primary plaintiff, an attorney, has testified that no one from Superior or Dan Lloyd or Gayla McCoy ever made any representations to him regarding the Lonesome River #1 oil and gas project.  Furthermore, it has been admitted by the plaintiffs that neither Superior Oil and Gas Company, Daniel Lloyd or Gayla McCoy have ever had a contractual relationship with any of the plaintiffs and that the only reason they have been named as defendants was on the basis of their attorney’s advice.  That attorney has now been terminated from further representation and a Motion for Summary Judgment is now pending before the Court which Superior’s attorneys anticipate will result in a dismissal as to Superior Oil and Gas Company, Daniel H. Lloyd and Gayla McCoy.

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at June 30, 2010.

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

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at June 30, 2010.

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

In our last report of sales of unregistered equity securities (Form 10-Q for period ended March 31, 2010), we reported the sale, in transactions exempt from registration pursuant to Regulation D, Rule 506, of the following securities to the following persons.  However, the per share value was incorrectly reported for all sales.  The correct per share value for all such sales is set forth below.

Date	Purchaser	No. of shares	Value	Consideration Paid for Shares

3-29-10	Sam Guttman	39,000,000	$0.065	Asset purchase
3-29-10	Weiss Family Trust	101,000,000	$0.065	Asset purchase
4-14-10	Marilyn C. Kenan, Trustee	816,480	$0.03	Legal Services
4-14-10	Daniel Lloyd, Jr.	816,480	$0.03	Payroll
4-14-10	Douglas A. Newman	816,479	$0.03	Accounting Services
4-14-10	Gayla McCoy	816,479	$0.03	Payroll
4-14-10	Masterline Group	500,000	$0.03	Financial consulting

Item 6.	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10.5	Purchase and Sale Agreement entered into December 13, 2005 between Superior Oil and Gas Co. and William H. Foster.	**
10.6	Purchase and Sale Agreement entered into April 24, 2006 between Enerhance Energy, Inc. and Superior Oil and Gas Co.	**
10.7	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Kingfisher County, Oklahoma	***
10.8	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Canadian County, Oklahoma	***
10.9	Assignment of Oil and Gas Leases executed May 23, 2006 from Hudson Resources Corp to Superior Oil and Gas Co. covering lands in Pushmataha County, Oklahoma	***
14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers.	+++
16	Letter on Change in Certifying Accountant	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB on January 31, 2003, EDGAR Accession #0001060830-03-000019; incorporated herein.

+++	Previously filed with Form 10-KSB, SEC #000-50173, on April 19, 2005; incorporated herein.

**	Previously filed with Form 10-QSB 03-31-06 on May 22, 2006, EDGAR Accession #0001010549-06-000326; incorporated herein.

***	Previously filed with Form 8-K Current Report 05-23-06 on May 30, 2006, EDGAR Accession #0001010549-06-000348; incorporated herein.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 20, 2010		Superior Oil and Gas Co.

/s/ B.J. Sparks
By
B.J. Sparks, President