Form 10-Q
period 2010-09-30
SUPERIOR OIL & GAS CO
filed 2010-11-22
CIK 1216774

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of November 22, 2010, there were 199,700,000 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PAGE

Balance Sheets September 30, 2010 and December 31, 2009 (Unaudited)	4
Statements of Operations for the Three Months and Nine Months Ended
September 30, 2010 and 2009 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ended
September 30, 2010 and 2009 (Unaudited)	6
Notes to Financial Statements	7

Superior Oil and Gas Co.
Balance Sheets
(unaudited)
(unreviewed)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$84	$218
Accounts receivable	22,082	1,616

Total Current Assets	22,166	1,834

Property and Equipment
Oil and gas properties
Pipeline Right of Way	111,600	111,600
Unproved property	-	189,581
	111,600	301,181
Other property and equipment
Leasehold improvements	553,170	553,170
Furniture and fixtures	67,714	67,714
	620,884	620,884
Less accumulated depreciation and amortization	(149,538)	(100,795)
	471,346	520,089

Total Property and Equipment	582,946	821,270

Total Assets	$605,112	$823,104

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,430,456	$1,438,156
Accrued salaries	323,975	323,975
Accrued interest	17,326	-
Notes payable	103,500	-
Convertible debenture payable, net of discount of $127,127	22,873	-
Debtor judgment payable	707,914	682,588
Advances from shareholders	157,134	293,528
Derivative liability	247,447	-
Total Liabilities	3,010,625	2,738,247

Shareholders' Deficit
Common stock, $0.001 par value per share
200,000,000 shares authorized, 199,700,000
outstanding at September 30, 2010 and
56,234,082 at December 31, 2009	199,700	56,235
Additional paid-in capital	15,554,737	6,485,226
Accumulated deficit	(18,159,950)	(8,456,604)

Total Shareholders' Deficit	(2,405,513)	(1,915,143)

Total Liabilities and Shareholders' Deficit	$605,112	$823,104

See accompanying notes to the financial statements.

Superior Oil and Gas Co.
Statements of Operations
(unaudited)
(unreviewed)

	Three		Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue
Oil	$3,051	$15,593	$18,846	$20,374
Gas	3,409	244	10,865	998
	6,460	15,837	29,711	21,372

Operating Expenses
Lease operating expenses	5,541	10,149	44,903	15,251
Impairment expense	-	58,472	369,371	248,357
Administrative	48,881	1,734,713	9,336,567	1,882,745
Interest	15,700	8,442	65,525	25,326
Depreciation and amortization	16,248	16,235	48,743	48,814
Gain on the sale of scrap equipment	-	(23,000)	-	(23,000)
	86,370	1,805,011	9,865,109	2,197,493

Loss from operations	(79,910)	(1,789,174)	(9,835,398)	(2,176,121)

Loss on derivative (gain)	-	-	(97,447)	-
Other income	-	-	229,497	54,928

Loss before income taxes	(79,910)	(1,789,174)	(9,703,348)	(2,121,193)

Deferred income tax expense (benefit)	-	-	-	-

Net loss	$(79,910)	$(1,789,174)	$(9,703,348)	$(2,121,193)

Basis loss per share:
Weighted average shares outstanding	199,700,000	33,625,386	191,564,820	47,849,555
Loss per share	$(0.00)	$(0.05)	$(0.05)	$(0.04)

See Accompanying Notes to Financial Statements

Superior Oil and Gas Co.
Statements of Cash Flow
(unaudited)
(unreviewed)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net loss	$(9,703,348)	$(2,121,193)

Adjustment to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	22,873
Loss on derivative liability	97,447	(54,928)
Gain from settlement of accounts payable	(229,497)
Depreciation and amortization	48,743	48,814
Impairment expense	369,371	248,357
Share based compensation	9,118,183	1,680,000
Changes in operating assets and liabilities:
Accounts receivable	(20,466)	58,450
Accounts payable	161,384	(44,921)
Accrued expenses	17,326	38,575
Increase in debtor judgment payable	25,326	25,326

Net cash used in operating activities	(92,658)	(121,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of unproved oil & gas properties	(150,000)	-
Net cash used in investing activities	(150,000)	-

Cash flows from financing activities:
Loan from officers	(10,976)	122,254
Proceeds from bank loan	253,500	-
	242,524	122,254

Decrease in cash	(134)	734

Cash at beginning of period	218	712

Cash at end of period	$84	$1,446

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-

Non Cash Investing and Financing Activities
Stock issued for oil & gas properties	$94,790	$-

See notes to the financial statements.

Superior Oil and Gas Co.
Notes to Financial Statements
(unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited and unreviewed interim financial statements of Superior Oil and Gas Co., (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

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

As at the nine months ended September 30, 2010, we noted the following issued and outstanding shares and share-settleable instruments:

Common shares issued and outstanding	199,700,000
Common shares convertible from debenture	15,000,000
Total	214,700,000

Accordingly, at September 30, 2010 we still could not assert that we had sufficient authorized shares to share-settle any conversion of the convertible debenture.  As a result, the embedded conversion option should continue to be classified as a derivative liability and measured at fair value.

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

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2010 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.  See "Item 1.  Financial Statements."  The discussion includes management’s expectations for the future.

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

Results of Operations – First Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

We had oil and gas revenue of $6,460 and $29,711 respectively  for our interest in three oil and gas wells for the three and nine months ended September 30, 2010 compared to $15,837 and $21,372 revenue for our interest in five oil and gas wells for the same periods in 2009.  All of our wells have been shut in periodically during the periods due to lack of working capital resulting in uneven and uncomparable revenues.  The wells are operated enough to maintain our leases.

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

The revenue of $21,372 in the nine months in 2009 was from our working interest from sporadic production in these wells.  They were shut in most of the time due to lack of funds for operations.  The revenue for oil production for the periods in 2010 was for oil produced in the Logan County wells.  These wells were shut in most of the time in the first quarter of 2010 due to lack of funds necessary to pay for cost of production.

Lease operating expenses for the three and nine months ended September 30, 2010 were $5,541 and $44,903 respectively compared to $10,149 and $15,251 respectively for the same periods in 2009.  Most of the expenditures in 2010 were for workover costs in trying to get the wells producing again.

Impairment expense in the three and nine months periods ended September 30, 2010 were $-0- and $369,371 respectively and for the three and nine months periods ended September 30, 2009 the expense was $58,472 and $248,357 respectively  relating to three leases which expired in the second quarter of 2009.  The acreage contained 316 total acres of which the Company owned a 50% interest or 158 net acres.

General and administrative expenses were $48,881 and $9,336,567 respectively for the three and nine months ended September 30, 2010 compared to $1,734,713 and $1,882,745 respectively for the same periods in 2009, a decrease of $1,685,832 for the three months ended September 30, 2010 from the same period in 2009 and an increase of $7,453.822 for the nine months ended September 30, 2010 from the same period in 2009.  The decrease in the three month period in 2010 compared to 2009 was mostly due to the fact that there was a decrease in share based compensation for the 2010 period.  The increase in the nine months in 2010 was mostly due to increases in share based compensation in 2010 over the same period in 2009.

Interest expense was $15,700 and $65,523 respectively for the three and nine months ended September 30, 2010 compared to $8,442 and $25,326 in the same periods in 2009.  The increases were for interest on the $253,500 debentures and notes the company entered into in 2010 and to the amortization of debt discount related to the debentures.

Depreciation and amortization expense was $16,248 and $48,743 respectively for the three and nine  month periods ended September 30, 2010 compared to $16,235 and $48,814 respectively for the same periods in 2009.  There were no changes in depreciable property between the periods so depreciation  remained virtually unchanged.

Loss on derivative in 2010 is in relation to $150,000 debentures that the company obtained in 2010.  The debenture has a conversion feature in which the holder has the right to convert the debenture at $0.01 conversion price. This would result in a $97,447 loss for the nine months ended September 30, 2010.

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

Net Income (Loss)

We suffered a net loss of $79,910 and $9,703,348 respectively for the three and nine months ended September 30, 2010 as compared to $1,789,174 and $2,121,193 respectively for the same three and nine month periods in 2009, a decrease and increase in losses of $1,709,264 and $7,582,155 respectively for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  The decrease in net loss in the three months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a decrease in general and administrative costs, $1,685,832 and a decrease in impairment expense, $58,472 which was offset by a decrease in oil and gas sales net of operating expenses of $4,719; increase in interest expense, $7,258; increase in depreciation, $13; and a decrease in gain on scrap sales of $23,000; gain from derivatives of $139,423; and increase in impairment expense of $179,486.  The increase in net loss in the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily attributable to a decrease in oil and gas sales net of operating expenses of $21,313; increase in general and administrative costs, $7,453,822; increase in interest expense, $40,199; increase in loss on derivative, $97,447; and an increase in impairment expense of $121,014.  All of this was offset by a decrease in depreciation expense of $71, a decrease in settlement of liabilities of $174,569, and a gain on scrap sales, $23,000.

We financed our loss of $9,703,348 for the nine months ended September 30, 2010 primarily with a decrease in cash, $134; depreciation and amortization expense, $48,743; stock based compensation  expense, $9,118,183; increase in impairment of $369,371; increase in accounts payable, $161,384; increase in accrued expenses, $17,326; notes payable, $103,500; and an increase in debtor judgment payable, $25,326.  These sources of funds were offset by increase in the gain in settlement from accounts payable of $229,497, decrease in accounts receivable, $20,466; amortization of debt discount, $23,873; non cash loss on derivative liability, $97,447; and a decrease in loans from officers, $10,976.

There were no material changes in financial condition during the nine months ended September 30, 2010.

Material changes in results of operations.  The results of operations obtained during the first six  months of 2010 differ markedly from those of the first nine months of 2009.  The 2010 results reflect share based compensation expense of $9,005,206, a loss on impairment of $369,371, a gain on settlement issue of $229,497, and loss on derivative of $97,447.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of September 30, 2010, under the direction of our Chief Executive Officer who is also our Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2010 and concluded that our disclosure controls and procedures were ineffective as of September 30, 2010 due to a material weakness because of the lack of segregation of duties. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Executive Officer.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3.	LEGAL PROCEEDINGS.

Following is a synopsis of lawsuits that have a potential impact on Superior Oil and Gas Company.

We are a judgment debtor in the case of  Gotz Werner & Roman Werner v. Daniel Lloyd, McCoy Energy Co., Superior Oil and Gas Co., and Big Daddy’s BBQ Sauce & Spices Co., Superior Court of Arizona, Maricopa County, No. CV 99-11813.  The principal amount of the judgment is $337,686 with ten percent interest accruing from and after October 14, 1999.  As of September 30, 2010, the amount of the judgment including interest was $707,914.

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

HOCO Drilling, LLC v. Superior Oil and Gas Company, et al., Case No. CJ-2007-59-01, District Court of Garfield County, State of Oklahoma wherein Superior Oil and Gas Company is being sued for breach of contract by HOCO Drilling, LLC for $179,263.23, plus costs and attorneys fees.  Superior filed an answer and counterclaim against HOCO for breach of contract and negligence in an amount in excess of that claimed by HOCO, plus costs and attorney’s fees.  Subsequent to December 31, 2008, this lawsuit was settled with the agreement that the Company will pay to the plaintiff $100,000 within one year from May 1, 2009.  The $100,000 amount is included in the accounts payable at September 30, 2010.

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

Eagle Well Services, Inc. v. Superior Oil and Gas Co., District Court, Oklahoma County, Case No. CJ-2009-773 involves a claim by Eagle Well Services d/b/a Bronco Energy Services for $94,649.69 for services performed by it for the company.  The amount of the claim is in accounts payable at September 30, 2010.

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

There have been no sales of unregistered securities since our last report of June 30, 2010.

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

Date: November 22, 2010	Superior Oil and Gas Co.

	By	/s/ B.J. Sparks
B.J. Sparks, President